Form 10KSB/A
period 1995-12-31
TYSONS FINANCIAL CORP
filed 1996-05-14
CIK 859632

Conformed Copy

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                               FORM 10-KSB/A-No. 1

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 [Fee Required]

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File No. 33-33051-A

                          TYSONS FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

     Virginia                                 54-1527945
(State or Other Juris-                      (I.R.S. Employer Identification No.)
 diction of Incorporation)

8200 Greensboro Drive Suite 100
McLean, Virginia                                         22102
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code:      (703) 556-0015

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes   X          No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Total revenues for the registrant's fiscal year ended December 31, 1995, were $4,799,680.

         As of March 15, 1996, 668,619 shares of the registrant's common stock, par value $5.00 per share, were outstanding. There is a very limited trading market with respect to the common stock. Based on the most recent sale price of $7.125 per share, the registrant believes that the aggregate market value of voting stock held by non-affiliates was $3,233,453 on March 15, 1996.

Transitional Small Business Disclosure Format:  Yes ____  No _X___

Item 1 is hereby amended to read in its entirety as follows:

ITEM 1 - DESCRIPTION OF BUSINESS

         General

         Tysons Financial Corporation (the "Company") was incorporated in Virginia on December 29, 1989 as a bank holding company to own and control all of the capital stock of Tysons National Bank (the "Bank"), a national banking corporation. The Bank commenced its operations on July 1, 1991. The headquarters of the Company and the Bank are located in an area known as Tysons Corner. Tysons Corner is approximately 13 miles due west of Washington, D.C. and within 20 to 30 minutes from other locations such as Dulles International Airport, Washington National Airport and suburban Maryland. The Bank also operates a branch in Reston, Virginia. At December 31, 1995, the Company had total assets of $70,611,000, total loans, net of unearned income, of $44,359,000, total deposits of $65,493,000 and stockholders' equity of $4,140,000.

         On February 2, 1995, the Company entered into an agreement with Suburban Bank of Virginia, N.A. ("Suburban Bank") to acquire certain assets and assume certain liabilities of Suburban Bank. The Suburban Bank transaction was completed on May 15, 1995. As a result, the Company's deposits increased by approximately $20,000,000 and loans increased by approximately $13,000,000. The Company paid a premium of approximately $1,200,000 for the deposits acquired. This premium is being amortized over a 10 year period based upon management's estimated life of acquired deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The executive offices of the Company and the main office of the Bank are located at 8200 Greensboro Drive, Suite 100, McLean, Virginia 22102, telephone number (703) 556-0015.

         Primary Market Area

         The Bank draws most of its customer deposits and conducts most of its lending transactions from and within a primary service area in the Tysons Corner/Reston corridor in Fairfax County, Virginia.

         The large cosmopolitan population that lives and works in this corridor and in surrounding suburbs, as well as the area's accessibility, make retailing a significant enterprise. High technology firms are also located within this corridor. These firms include businesses engaged in operations research, computer programming and information management. The Bank actively targets and solicits relationships from the professional staff employed by these enterprises. The corridor also attracts a significant amount of professional firms, including accounting and law firms. The Bank actively solicits banking relationships with these firms as well as their professional staff.

         In conjunction with the Suburban Bank transaction, the Company acquired an additional branch located in Reston, Virginia which is approximately nine miles west of the Company's existing location. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Reston area is experiencing increases in its large residential community and growing commercial business sectors which are expected to contribute to the overall growth of the Company.

         Banking Services

         The Bank engages in a general commercial banking business with particular emphasis on the needs of professionals, entrepreneurs, and small to medium-sized businesses located in its primary service area. The Bank offers a comprehensive range of banking services that are generally offered by other full service banks and savings and loan associations. Such services include commercial and personal checking accounts, Automated Teller
Machine (ATM) card services for the MOST, Cirrus and Exchange ATM networks, savings accounts, and other time deposits including individual retirement accounts and certificates of deposit. The transaction accounts and time deposits are tailored to the Bank's principal market area at rates competitive to those offered in the area. The Bank solicits these accounts from individuals, businesses, professional firms, and public and governmental organizations. The Bank is not currently dependent upon a single depositor or borrower the loss of which would have a material adverse effect on the Bank.

         The Bank also provides loans to businesses, including both secured and unsecured short-term loans for working capital purposes, term loans for fixed assets and expansion needs such as real estate acquisition and improvements, real estate construction loans, and other commercial loans suitable to the needs of its business customers. Loans to individuals which are offered by the Bank include short-term mortgage loans and installment loans for personal use such as education and personal investments, or for the purchase of automobiles or other consumer items. The Bank also acts as an issuing agent for U.S. savings bonds, travelers' checks and cashier's checks. In addition, the Bank offers its customers bank-by-mail and direct deposit services, safe deposit services, wire transfer services and a courier service which picks up non-cash customer deposits. There were no significant changes to the services the Bank offers as a result of the Suburban Bank transaction.

         LENDING ACTIVITIES

                  General. At December 31, 1995, the Bank's loan portfolio totaled $43,775,000, representing approximately 62.0% of its total assets of $70,611,000. The categories of loans in the Company's portfolio are commercial, commercial and residential real estate, and consumer. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Composition of Loan Portfolio."

                  Commercial Loans. The Bank originates secured and unsecured loans for business purposes. Additionally, commercial business loans are made to provide short-term working capital and acquisition capital to businesses in the forms of lines of credit and term loans which may be secured by accounts receivable, inventory, equipment or other assets. At December 31, 1995, $14,352,000 or 32.2% of the Bank's total loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements, income tax returns and other documents. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral which secures the loan. Financial statements are analyzed using a financial spreadsheet software program. It is also the Bank's general policy to obtain personal guarantees from the principals of its business borrowers.

         Commercial Real Estate Loans. The Bank also originates commercial loans secured by real estate. At December 31, 1995, $12,311,000 or 27.7% of the Bank's total loan portfolio consisted of commercial real estate loans. Such loans are primarily secured by owner-occupied office condominiums, retail buildings and warehouses and general purpose business space. Although terms vary, the Bank's commercial real estate loans generally have maturities of five years or less.

         Residential Real Estate Loans. The Bank originates adjustable and fixed-rate residential mortgage loans, home equity loans and personal loans secured by residential real estate in order to provide a full range of products to its customers. Home equity loans are originated by the Bank for typically up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans generally have maximum terms of 15 years and the interest rate is generally adjustable. The Bank secures these loans with mortgages on the borrowers' homes (generally a second morgage). At December 31, 1995, $9,225,000 or 20.7% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

         Consumer Loans. The Bank offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include loans that are secured by personal property, including automobiles. At December 31, 1995, $6,639,000 or 14.9% of the Bank's total loan portfolio consisted of consumer loans.

         CREDIT ADMINISTRATION

         The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically
defined  credit  process.   This  process  includes   formulation  of  a
portfolio management strategy, guidelines for underwriting standards and risk assesment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The Bank's loan approval policies provide for various levels of individual officer lending authority. In general, lending authority currently granted by the Bank to any one individual is $50,000. A combination of approvals from certain officers may lend up to an aggregate of $200,000. The Board's Loan Committee is authorized to approve loans up to the Bank's internal lending limit (currently $650,000), and the approval of the full Board is required for loans which exceed the Bank's internal lending limit up to the Bank's legal lending limit (currently $719,000).

         A major element of credit risk management is the diversification of risk. The Bank's objective is to maintain a diverse but well-balanced loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, industry categories, policy constraints, economic conditions, collateral and products. The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank's market area. Consequently, the Bank and its borrowers are directly affected by the economic conditions prevailing in its market area. However, given the diversity and balance within the Bank's loan portfolio, management does not believe that there is any significant aggregation or concentration of loans related to any one industry, client or sector which would adversely impact the overall performance of the Bank's loan portfolio.

         SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended for the protection of depositors. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company

         The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHCA") and the Virginia Banking Act (the "Virginia Act").

         The  BHCA.   Under  the  BHCA,  the  Company  is  subject  to  periodic examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Federal Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation. The regulations provide a procedure for challenge of the rebuttable control presumption. The Company does not currently have a class of securities registered under the Exchange Act, but would be required to register its Common Stock under the Exchange Act once it has more than 500 shareholders of record.

         Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength and commit resources to support the Bank. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Company currently does not have any subsidiaries other than the Bank.

         In the liquidation or other resolution by any receiver of a bank insured by the FDIC, the claims of depositors have priority over the general claims of other creditors. Hence, in the event of the liquidation or other resolution of a banking subsidiary of the Company (such as the Bank), the general claims of the Company as creditor of such banking subsidiary would be subordinate to the claims of the depositors of such banking subsidiary, even if the claims of the Company were not by their terms so subordinated.

         The Virginia Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the "Virginia Commission") under the Virginia Act. A registered bank holding company must provide the Virginia Commission with information regarding the financial condition, operations, management, and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission may also require additional information it deems necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

         Under the Virginia Act, the prior approval of the Virginia Commission must be obtained for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting securities of any financial institution or other financial institution holding company located within or without the State of Virginia. In addition, Virginia law allows interstate banking in Virginia by permitting out-of-state banking organizations to acquire Virginia banking organizations if Virginia banking organizations are allowed to acquire banking organizations in their states, and the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. As a result of this reciprocal banking provision, banking organizations in other states have entered the Virginia market through acquisitions of Virginia institutions. Under federal legislation effective September 29, 1995, bank holding companies are generally permitted to acquire banks in any states.

         The Bank

         General. The Bank operates as a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules.) The OCC and the FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rate risk management, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is currently required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking regulator. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency or agencies. FDICIA also directs the FDIC to develop with other agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and
(v) asset quality.

         Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates including the Company. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Branching. National banks are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, the Bank may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of the OCC and any other agency as appropriate under the circumstances, the Bank will be able to acquire existing banking operations in Virginia.

         Under  the  federal   legislation   discussed  above, effective  June
1, 1997, banks may merge or consolidate across state lines, unless both of the states involved either authorize such merger or consolidation at an earlier date or either of the states involved elects to prohibit such merger or consolidation prior to May 31, 1997. Under the federal legislation also, states may authorize banks from other states to engage in branching across state lines de novo and by acquisition of branches without acquiring a whole banking institution. The Virginia General Assembly passed the "opt-in" law which adopts the general legislation regarding interstate mergers before it automatically takes effect on June 1, 1997. Virginia has also "opted-in" to interstate branching subject to the limitations discussed above. The Virginia "opt-in" law became effective on July 1, 1995.

         Community Reinvestment Act. The Federal Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision (the "OTS") shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and
Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Deposit Insurance

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. Except to the extent indicated below, the deposits of the Bank are subject to the rates of the Bank Insurance Fund ("BIF") of the FDIC. On August 8, 1995, in view of the success in recapitalizing the BIF, the FDIC reduced the lowest assessment rate for the BIF from $0.23 per $100 of domestic deposits to $0.04, so that the revised schedule of BIF assessment rates now ranges from $0.04 per $100 of domestic deposits to $0.31 (the highest rate remaining unchanged). Based upon the Bank's current risk classification, the Bank is now required to pay a BIF assessment of $0.10 per $100 of domestic deposits. This reduction in the lowest BIF assessment rate is effective retroactive to June 1, 1995 (the FDIC having determined that the BIF achieved the statutory required reserve ratio of 1.25% on May 31, 1995).

         Dividends

         The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

         Capital Regulations

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. FDICIA's capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank or bank holding company must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, interest rates on deposits, and other activities; (iv) improve their management;
(v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institution's performance under their capital restoration plans. As of December 31, 1995 and 1994, the Company and the Bank met regulatory minimum capital requirements.

         In August of 1995, the federal bank regulatory agencies revised their capital adequacy guidelines to provide explicitly for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The intended effect is to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for the risk. A banking institution deemed to have excessive interest rate risk exposure may be required to maintain additional capital. The Company does not believe that this revision in the capital adequacy guidelines will have a material adverse effect on the Company.

         These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur, making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are adequate. When the Company received regulatory approval to acquire certain assets and assume certain deposits and other liabilities of Suburban Bank, the Company's leverage and risk-based capital ratios decreased due to the overall increase in asset size. Although the Company anticipates that its current level of capital will be adequate to absorb anticipated growth, this is based on management's expectations and there can be no assurance that the level of capital will remain adequate. In addition, rapid growth, poor loan portfolio performance, or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.


         The following table shows the leverage and risk-based regulatory capital ratios at December 31, 1995, and December 31,

1994, for the Bank.



                                                         Analysis of Capital
  (dollars in thousands)
                                      Required      Required        Actual        Actual       Excess      Excess
                                       Amount          %            Amount          %          Amount         %
                                    ------------- ------------- --------------- ----------- ------------- ----------

As of December 31, 1995
      Tier 1 risk-based capital
      ratio                             $  1,873         4.00%        $  3,436       7.34%      $  1,563      3.34%
      Total risk-based capital
      ratio                             $  3,745         8.00%        $  4,021       8.59%      $    276      0.59%
      Tier 1 leverage
      ratio                             $  1,887         3.00%        $  3,436       5.46%      $  1,549      2.46%

As of December 31, 1994
      Tier 1 risk-based capital
      ratio                             $  1,029         4.00%        $  3,969      15.40%      $  2,940     11.40%
      Total risk-based capital
      ratio                             $  2,057         8.00%        $  4,267      16.60%      $  2,210      8.60%
      Tier 1 leverage
      ratio                             $  1,040         3.00%        $  3,969      11.40%      $  2,929      8.40%


         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

         Governmental Monetary Policies and Economic Controls

         The Company is affected by monetary policies of regulatory agencies, including the Federal Reserve, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits and limiting interest rates that banks may pay on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of the Company cannot be predicted; however, modest short-term changes should have little effect so long as the Company maintains its current interest sensitivity gap position.

         Recent Legislative Developments

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions, including proposals to consolidate the federal bank regulatory agencies. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

         Competition

         The Bank encounters strong competition among financial institutions in the northern Virginia and metropolitan Washington, D.C. area for both loans and deposits. Competition also exists with savings and loan associations, credit unions, mutual funds, and insurance companies. Principal competitors include other community commercial banks in the northern Virginia area, and larger financial institutions with branches in the Bank's primary service area. This
intense   competition   is  expected  to  continue  as  bank  mergers  and
acquisitions of smaller banks into larger institutions in the Washington, D.C. metropolitan area may be expected to continue for the foreseeable future.

         The areas of business activities in which banking and non-bank institutions may engage have been expanding in recent years. Consequently, to the extent that other banks and financial institutions engage in such activities, the competition for deposits and loans has increased and may be expected to increase in the future.

         Employees

         The Company conducts its operations through its subsidiary, the Bank. Consequently, the Company has no employees. At December 31, 1995, the Bank had 26 full-time employees and 2 part-time employees.

Item 6 is hereby amended to read in its entirety as follows:

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein. Results reflect the operations of the Company and the Bank, during the years ended December 31, 1995 and 1994.

         The year ended December 31, 1995 represented the Company's most successful year since the July 1, 1991 commencement of operations by the Bank. Record earnings of $568,000 for the year were posted, and the Company recorded net income for each of the fiscal quarters during the year ended December 31, 1995. Management expects this performance to continue in the first quarter of 1996.

On a per share basis, earnings were $0.92 per share in 1995 as compared to a $(0.22) loss in 1994 and $(0.57) loss in 1993. Return on average assets was 1.07% in 1995 and (0.43)% in 1994 and (1.46)% in 1993. Return on average equity was  15.45% in 1995 as  compared  to (3.68)% in 1994 and (8.15)% in 1993.
Equity to average assets was 7.77% in 1995 and 10.62% in 1994 and 15.86% in 1993.

         The Company's total assets were $70,611,000 as of December 31, 1995 as compared to $38,989,000 as of December 31, 1994 which represented an increase of 81.1%. The 1995 growth of $31,622,000 exceeded the growth of $8,056,000 from December 31, 1993 to December 31, 1994 and was primarily due to the Suburban Bank transaction. See Description of Business-General. The Bank's overall asset size and customer base, both individual and business, increased significantly during 1995.

         Total loans, net of allowance for loan losses, at December 31, 1995 were $43,775,000 as compared to $23,750,000 at December 31, 1994, which represented an increase of 84.3%. Of the 1995 growth of $20,025,000, $13,000,000 is attributable to the Suburban Bank transaction. The remaining $7,000,000 increase in loans is due to the Bank's continued focus on its core lending activities such as commercial loans, real estate programs, home equity lines of credit, and consumer loans. The Bank's focus on real estate programs including home equity lines of credit primarily accounted for the net loan growth in 1994. Average loans as a percentage of average total earning assets increased from 1994 to 1995, representing 71.4% of average total earning assets as of December 31, 1995, as compared to 64.0% as of December 31, 1994.

         Federal funds sold and cash and due from banks at December 31, 1995 totaled $14,399,000 compared to $6,242,000 at December 31, 1994, representing an increase of $8,157,000, or 131%. Cash and due from banks increased by $3,300,000, or 150% and federal funds sold increased by $4,900,000, or 120% during such period. The increase was attributable to the increase in overall volume of the Bank's deposit base as a result of the Suburban Bank transaction, the addition of Suburban Bank's Reston Branch and the Bank's internal growth during 1995. In addition, the Bank experienced significant deposit transactions in escrow accounts at year-end. From 1993 to 1994, federal funds sold decreased by $1,300,000, or 24.5% and interest-bearing deposits decreased by $500,000, or 62.5%. The decreases were the result of a shift in funds from such lower yielding assets to higher yielding loans.

         Total deposits were $65,493,000 at December 31, 1995, up from $34,894,000 at December 31, 1994, representing an increase of 87.7%. The growth of $30,599,000 was primarily the result of the acquisition of $20,100,000 of deposits from Suburban Bank. The remaining increase was the result of an increase in overall customer base related to the Bank's normal growth and marketing efforts. Interest-bearing deposit accounts accounted for the largest increase, up $24,530,000.

         Results of Operations

         The Company's net income for the year ended December 31, 1995, was $568,000, a $706,000 increase from the $138,000 loss for the year ended December 31, 1994. The net income and loss represent a return on average assets of 1.07% in 1995 as compared to (0.43)% in 1994. Return on average equity improved to 15.45% in 1995 from (3.67)% in 1994. The primary reason for the $706,000 increase in net income from 1994 to 1995 is the growth in assets and liabilities during 1994 and 1995. Average assets rose from $31,871,000 in 1994 to $53,313,000 in 1995. One significant source of the increase in assets and liabilities during 1995 was the purchase of $13,000,000 in loans and acquisition of $20,100,000 of deposits from Suburban Bank. The growth in assets and liabilities contributed to a $1,400,000, or 92.4%, increase in net interest income and a $200,000, or 147%, increase in non-interest income while management was able to limit growth in non-interest expenses to $850,000, or 50%.

         In addition, the Company recognized a net income tax benefit of $250,000 in 1995, as compared to zero in 1994, related to a reduction in the deferred tax asset valuation allowance. Based upon the Company's profitability in 1995 and projected profitability for 1996, management decided that 100% valuation allowance was no longer needed against the deferred tax asset. See Note (5) to the Company's consolidated financial statements.

         Net income per share in 1995 was $0.92, which is a significant improvement from the $(0.22) net loss per share in 1994.

         New Accounting Standards

         For a discussion of changes in accounting principles and new accounting standards, see Note (1) of the Notes to the Company's Consolidated Financial Statements.



         Net Interest Income/Margins

         The primary source of revenue for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") of interest-earning assets and the various rate spreads between the interest-earning assets and the Company's funding sources. Table 1:
"Comparative Average Balances - Yields and Rates" below indicates the Company's average volume of interest-earning assets and interest-bearing liabilities for 1995 and 1994 and average yields and rates. Changes in net interest income from period to period result from increases or
decreases  in  the  volume  of  interest-earning   assets  and  interest-bearing
liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. Table 2: "Rate/Volume Variance" below indicates the changes in the Company's net interest income as a result of changes in volume and rates from 1994 to 1995 and from 1993 to 1994.

         Net interest income was $2,938,000 for 1995, a 92.4% increase from the $1,527,000 earned in 1994. Earning assets averaged $49,200,000 in 1995, a 66.2%
increase as compared to $29,600,000 in 1994. The increase in net interest income is due to the growth of the loan portfolio, an increase in the volume of investment securities and increases in yields in the majority of earning asset categories due to market rate increases, including the prime rate, throughout 1995. Average loans as a percentage of total average earning assets increased to 71.4% in 1995 as compared with 64.0% in 1994. Total average investment securities as a percentage of total average earning assets decreased in 1995 representing 17.8% of total average earning assets as compared to 27.8% of total average earning assets in 1994. Average federal funds sold increased to 10.5% of total average earning assets in 1995 from 6.1% in 1994. The shift in composition to higher yielding assets, as well as the overall increase in average earning assets, improved net interest income, net interest spreads and net interest margins for the Company in 1995.

         Interest income on loans of $3,621,000 in 1995, increased $2,006,000, or 124.2% from $1,615,000 in 1994, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $35,127,000 in 1995 from $18,981,000 in 1994. The increase in net interest income was also a result of an improvement in the net interest spread. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, improved to 5.00% in 1995 from 4.19% in 1994.

         The key performance measure for net interest income is the "net interest margin," or net interest income divided by average earning assets. The Company's net interest margin increased to 5.97% for 1995 from 5.15% for 1994 and 4.55% for 1993. The Company's net interest margin is affected by loan pricing, credit administration, and deposit pricing. Both the 1995 and 1994 increases were the result of a combination of factors; including an upward trend in non-interest bearing sources of deposits and an increase in higher-yielding assets, primarily loans, as a component of average earning assets.



                           [This space intentionally left blank.]

Table 1:  Comparative Average Balances - Yields and Rates



                                                1995                                      1994
                                     ------------------- ---------- --------------------------------------------

                                     verage         Income/        Yield/         Average         Income/          Yield/
     (dollars in thousands)          alance         Expense         Rates         Balance         Expense          Rates
                                     ------         -------         -----         -------         -------          ------
Assets:
  Loans (net of unearned
  income)(1)(2)                        $35,127         $3,621          10.31%        $18,981          $1,615            8.51%
  Investment securities:
     Available-for sale                  3,727            239           6.41%          1,915             118            6.16%
     Held-to-maturity                    5,032            290           5.76%          6,315             270            4.28%
  Federal funds sold                     5,155            301           5.84%          1,809              75            4.15%
  Interest bearing bank balances           155              9           5.81%            623              25            4.01%
                                       --------        -------          -----        --------        --------           ----
  Total earning assets (3)             $49,196         $4,460           9.07%        $29,643          $2,103            7.09%
                                                       -------          ----                         --------           ----
  Allowance for loan losses               (407)                                         (236)
  Other assets                           4,524                                         2,464
                                       --------                                      -------
  Total assets                         $53,313                                       $31,871
                                       --------                                      -------
Liabilities and stockholders'
equity:
  Deposits:
     Interest-bearing demand             5,371            125           2.33%          3,568              84            2.35%
     Savings                             3,860            119           3.08%          3,551              97            2.73%
     Money market accounts              15,086            511           3.39%          8,808             232            2.63%
     Time deposits                      12,608            716           5.68%          3,603             136            3.77%
                                     ----------  -------------  -------------  --------------  --------------  -------------
  Total interest-bearing
  deposits                             $36,925         $1,471           3.98%        $19,530          $  549            2.81%
  Federal funds purchased                   34              2           5.88%             29               1            3.45%
  Other borrowed funds                     452             49          10.84%            286              26            9.09%
  Total interest-bearing
  liabilities                          $37,411         $1,522           4.07%        $19,845          $  576            2.90%
                                                 =============  =============                  ==============  =============
  Demand deposits                       11,874                                         8,101
  Other liabilities                        354                                           164
  Stockholders' equity                   3,674                                         3,761
                                     ----------                                --------------
  Total liabilities and
  stockholders' equity                 $53,313                                       $31,871
                                     ==========                                ==============
Interest spread
  (Average rate earned less
  average rate paid)                                                    5.00%                                           4.19%
Net interest income
  (Interest earned less interest
  paid)                                                $2,938                                         $1,527
Net interest margin
  (Net interest income/total
  earning assets)                                                       5.97%                                           5.15%


(1)Loans on  non-accrual  are included in the  calculation  of average  balance.
(2)Interest income on loans includes loan fee amortization of $53,064 and $59,393 for the period ended December 31, 1995 and 1994, respectively.
(3)From inception through December 31, 1995, the Company made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.

Table 2:  Rate/Volume Analysis

         Changes in interest income and interest expense can result from variances in both volume and rates. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

         The following table presents the changes in the Company's net interest income as a result of changes in volume and rate from 1994 to 1995 and from 1993 to 1994.

                                         1995 Compared to 1994                                    1994 Compared to 1993
                             -------------------------------------------------- -------------------------------------------------
                                           (variances in)                                           (variances in)

                                                                     Net                                                  Net
                                 Average          Average          Increase/          Average            Average       Increase/
                                  Volume            Rate          (Decrease)          Volume              Rate         (Decrease)
                             ----------------  -------------  ------------------ ----------------   ----------------  -----------
 Interest Income:
 Loans                            $1,606,452    $399,119        $2,005,571         $405,936           $ (2,147)         $403,789
 Investment securities:
        Available-for-sale           115,961       5,282           121,243          117,743                -             117,743
        Held-to-maturity             (62,051)     81,885            19,834           59,588             23,087            82,675
 Federal funds sold                  185,330      41,363           226,693         (89,050)             37,474           (51,576)
 Interest bearing bank
 balances                            (23,599)      7,309          (16,290)          (8,487)              1,994            (6,493)
                             ----------------  -------------  ------------------ ----------------   ----------------  -----------
        Total interest
         income                   $1,822,093    $534,958        $2,357,051         $485,730           $ 60,408          $546,138
 Interest Expense:
 Interest bearing
 demand
 accounts                             42,044        (469)           41,575           15,502             (2,561)           12,941
 Savings                               8,881      12,691            21,572           (2,192)            (4,378)
 Money market                        199,183      79,917           279,100           43,907               (223)           43,684
 Time deposits                       482,366      97,808           580,174           37,355              3,918            41,273
 Federal funds
 purchased                               331         194               525            1,598                -               1,598
 Other borrowed funds
                                      17,180       5,870            23,050           25,914                -              25,914
                             ----------------  -------------  ------------------ ----------------   ----------------  -----------
        Total interest
         expense                  $  749,985       $196,011          $  945,996         $122,084           $ (3,244)    $118,840
                             ----------------  -------------  ------------------ ----------------   ----------------  -----------


     Change in net
     interest income         $1,072,108            $338,947          $1,411,055         $363,646          $  63,652     $427,298
                             ================  =============  ================== ================   ================  ===========

Note: The change in interest income due to both rate and volume has been allocated proportionally between volume and rate. Loan fees are included in the interest income computation.

         Non-Interest Income

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on real estate mortgages, wire transfer fees, official check fees, and collection fees. Non-interest income in 1995 was $339,000, an increase of $202,000, or 147%, from $137,000 in 1994. The increase was primarily due to volume increases in the number of deposit accounts which generated more check activity and increased fee income. A less significant increase from 1993 to 1994 of $56,000 or 67.8%, was also due to overall volume increases in the number of deposit accounts. Deposit service charges accounted for 69.6% and 62.8% of total non-interest income for 1995 and 1994, respectively.

Table 3:  Non-Interest Income:

                                                              1995                              1994
                                               -----------------------------------  ---------------------------------

                                                     Amount           % Change           Amount          % Change
                                               ------------------ ----------------  ----------------  ---------------

Deposit service charges                                   236,000           174.4%            86,000            88.2%
Other operating income                                    103,000            98.1%            52,000            42.0%
  Total non-interest
   income                                                 339,000           147.4%           137,000            67.8%
                                               ================== ================  ================  ===============
  Non-interest income as a
percent of average total
assets                                                       0.6%                               0.4%


         Non-Interest Expense

         Non-interest expense totaled $2,566,000 for 1995, as compared to $1,713,000 for 1994, an increase of $853,000, or 49.8%. Although total non-interest expense increased during 1995, non-interest expense as a percentage of average total assets decreased to 4.8% in 1995 as compared to 5.4% in 1994.

         As shown in Table 4 salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 49.7% of total non-interest expenses for 1995 and 47.4% in 1994. Salaries and employee benefits increased by $465,000, or 57.3%, from 1994 to 1995, and increased by $127,000, or 18.6%, from 1993 to 1994. The increase in 1995 was mainly attributable to increased staffing as a result of the addition of the Reston branch, while the 1994 increase was reflective of increases in staffing, wage increases, and increases in employee health insurance. In addition, the 1995 and 1994 salaries and employee benefits also increased due to payments on the leveraged ESOP which was funded during June 1994.

         Data processing expenses increased by $113,000, or 100.7%, from 1994 to 1995, as compared to an increase of $31,000, or 37.8%, from 1993 to 1994. The increases in data processing expenses are primarily volume driven. The increase during 1995 was related to the addition of the Reston branch and the overall increase in the Bank's transaction volume during 1995.

         Occupancy and equipment expenses increased by $92,000, or 44.2%, from 1994 to 1995, as compared to a decrease of $38,000, or 15.3%, from 1993 to 1994. The increase in 1995 was due to the addition of the Reston Branch. The decrease from 1993 to 1994 was reflective of the double lease situation which existed during the second quarter of 1993 when the Company occupied its current premises in McLean, Virginia, while maintaining its previous lease in Vienna, Virginia, creating a two month overlap of rental expenses which no longer existed during 1994.

         Legal and professional expenses increased by $55,000, or 32.6%, from 1994 to 1995, as compared to an increase of $27,000, or 18.7%, from 1993 to 1994. The increase in 1995 was primarily due to an increase in audit fees paid to the external auditors and regulators as a result of the increase in the Bank's asset size. In addition, the 1995 increase was due to increased legal fees related to increased collection efforts. The 1994 increase was a result of legal fees incurred in the funding of the leveraged ESOP and an increase in the regulatory audit fee.

         Amortization of the premium paid on deposits acquired totaling $77,000 in 1995 resulted from the $1,200,000 premium recorded in the Suburban Bank transaction. The premium amount is being amortized over a 10 year period based upon the CompanyOs estimated life of the acquired deposit base.

         Business development expenses increased $37,000, or 47.8% in 1995. The increase was primarily attributable to an increase in advertising relating to the opening of the Reston Branch and distribution of information packets to customers relating to the Suburban Bank transaction. From 1993 to 1994, business development expenses decreased by $43,000, or 36.0%. This decrease was reflective of the Company's curtailment of its advertising campaign from 1993 to 1994 limiting marketing via the media.





                     [This space intentionally left blank.]

         The following table presents the principal components of non-interest expense for the last two fiscal years.


Table 4:  Non-Interest Expenses

                                                               1995                                   1994
                                                    Amount             % Change             Amount             % Change
                                              -------------------  ----------------  --------------------  -----------------
Salaries and employee
  benefits                                             $1,276,468            57.3 %            $  811,389             18.6 %
Data processing                                           226,010           100.7 %               112,617             37.8 %
Occupancy and equipment                                   299,394            44.2 %               207,560            (15.3)%
Office and operations
    expenses                                              287,041             3.1 %                                   87.5 %
Legal and professional                                    223,657            32.6 %               168,623             18.7 %
Amortization of premium paid for deposits                  76,849           100.0 %                     -                -
Deposit insurance                                          62,831            10.1 %                57,087             31.4 %
Business development                                      113,802            47.8 %                76,980            (36.0)%
                                              -------------------  ----------------  --------------------  -----------------
  Total non-interest
    expense                                            $2,566,052           49.84 %            $1,712,557            16.89 %
                                              ===================  ================  ====================  =================
Non-interest expense as a
  percentage of average
  total assets                                               4.8%                                    5.4%


         Income Tax Benefit

         The Company recognized a net income tax benefit of $250,000 in 1995, as compared to zero in 1994, related to a reduction in the deferred tax asset valuation allowance. This accounted for $250,000 of the $706,000 change in net income from 1994 to 1995. Subject to future profitability, the Company will record additional tax benefits until the net operating losses are depleted. See Note (5) to the Company's financial statement, Income Taxes, for additional information.

         Prior to December 31, 1995, management determined that a valuation allowance was necessary for the entire amount of the deferred tax asset. This decision was based on the lack of sufficient profitable operating history of the Company. Based upon the profitability of the Company in 1995 and projected profitability of the Company during 1996, management reassessed the need for a valuation allowance and recorded a net $250,000 deferred tax asset, which is the amount management considers is more likely than not to be realized.

                           [This space intentionally left blank.]

         Composition of Loan Portfolio

         Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 1995, average loans were $35,127,000 and constituted 71.4% of average earning assets and 65.9% of average total assets. This represents increases of $16,146,000, or 85.1% over 1994 average loans of $18,981,000 which represented 64.0% of average earning assets and 59.6% of average total assets. At December 31, 1995, the Company's loan to deposit ratio was 67.7% as compared to 68.9% at December 31, 1994. Loan growth during 1995 of $20,000,000 was significantly less than total deposit growth of $31,000,000 which contributed to the decrease in the loan to deposit ratio.

         The change in the BankOs loan portfolio composition as of December 31, 1995 was primarily due to the purchase of loans from Suburban Bank, specifically the increases in residential real estate and consumer loans. Despite the changes in loan mix, commercial loans still represent the largest category with 32.2% of total loan portfolio. Residential real estate loans experienced the largest volume increase of $6,260,000 raising the category to 20.7%, or $9,230,000 of total loan portfolio as of December 31, 1995.

         The following table sets forth the composition of the Company's loan portfolio, and the related percentage composition of total loans, as of December 31, 1995 and 1994.

Table 5:  Loan Portfolio Composition:

                                                                                  December 31,
                                                                    1995                                1994
                                                 ------------------------------------  ------------------------------------
                                                                           % of                                  % of
Type of Loans                                           Amount             Total               Amount            Total
                                                 ---------------------  -------------  --------------------- --------------
Commercial                                                 $14,352,202          32.2%             $8,988,648          37.2%
Real estate-construction                                     1,990,779           4.5%              1,570,020           6.5%
Residential real estate                                      9,225,299          20.7%              2,962,999          12.3%
Commercial real estate                                      12,311,371          27.7%              8,313,797          34.4%
Consumer                                                     6,638,593          14.9%              2,303,388           9.6%
                                                 ---------------------  -------------  --------------------- --------------
  Total loans                                              $44,518,244         100.0%            $24,138,852         100.0%

Less:
  Unearned income                                              158,906                                91,013
                                                 ---------------------                  --------------------

  Loans net of unearned
     income                                                $44,359,338                           $24,047,839
  Allowance for loan losses                                    584,528                               297,749
                                                 ---------------------                 ---------------------
     Net loans                                             $43,774,810                           $23,750,090
                                                 =====================                 =====================


         Approximately 88.4% of the Company's commercial and real estate loans have adjustable rates, the majority of which are tied to the prime rate. This allows the Bank to adjust the interest rates on its loans to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on loans would improve, and if rates were to fall, the interest earned would decline, thus impacting the Company's income. (See also the discussion under Liquidity and Interest Rate Sensitivity below.)

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for commercial and real estate components of the Company's loan portfolio at December 31, 1995. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.

Table 6:  Maturity Schedule of Selected Loans

                                                              As of December 31,
                                                            (dollars in thousands)

                                                                       1995
                                       ------------------------------------------------------------------------------
                                           <1 Year           1 to 5 Years           5+ Years             Total
                                       ----------------  ----------------------   ---------------   -----------------

Commercial                                      $13,053              $    1,250            $   49             $14,352
Real estate                                      19,539                   3,313               675              23,527
  Total                                         $32,592               $   4,563              $724             $37,879
                                       ================  ======================   ===============   =================

Fixed interest rate                             $   176                   3,507            $  724             $ 4,407
Variable interest
     rate                                        32,416                   1,056                 -              33,472
  Total                                         $32,592               $   4,563            $  724             $37,879
                                       ================  ======================   ===============   =================

                                                                        1994

                                       ------------------------------------------------------------------------------
                                           < 1 Year           1 to 5 Years           5+ Years             Total
                                       ----------------  ----------------------   ---------------   -----------------

Commercial                                       $5,137              $    3,617            $  234             $ 8,988
Real estate                                       2,070                   7,843             2,934              12,847
  Total                                          $7,207              $   11,460            $3,168             $21,835
                                       ================  ======================   ===============   =================

Fixed interest rate                              $  417              $      740              $  -             $ 1,157
Variable interest
    rate                                          6,790                  10,720             3,168              20,678
  Total                                          $7,207              $   11,460            $3,168             $21,835
                                       ================  ======================   ===============   =================

The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

         Loan Quality

         The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of December 31, 1995, the Company had one loan for $266,000 in non-accrual loans as compared to zero as of December 31, 1994.

         For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Table 8: "Allowance for Loan Loss Allocation," which is set forth below, indicates the specific reserves allocated by loan type and also the general reserves included in the year-end 1995 allowance for loan losses.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and to maintain it at a level management has determined to be adequate. The Company's provision for loan losses for 1995 was $394,000, as compared to $90,000 in 1994. The BankOs total loan balance increased to $44,359,000 as of December 31, 1995 as compared to $24,048,000 as of December 31, 1994. The increase in provision for loan losses during 1995 was related primarily to the growth in the loan portfolio.

         The Bank charged off $107,000 in 1995 as compared to no charge-offs in 1994. The charge-offs resulted from three commercial loans and two consumer loans. There were no recoveries on loans previously charged off during 1995, as compared to recoveries of $934 during 1994. The following Table 7: "Allowance for Loan Losses" summarized the allowance activities for the years ended December 31, 1995 and 1994.

Table 7:  Allowance for Loan Losses:

                                                                                  1995                         1994
                                                                       ---------------------------   ------------------------

Allowance for loan losses, January 1                                                   $   297,749                 $  206,515
Loans charged off:
  Commercial                                                                              (102,036)                         -
  Real estate                                                                                    -                          -
  Consumer                                                                                  (4,765)                         -
                                                                       ---------------------------   ------------------------
    Total loans charged off                                                               (106,801)                         -
Recoveries                                                                                       -                        934
                                                                       ---------------------------   ------------------------
    Net (charge-offs) recoveries                                                          (106,801)                       934
Provision for loan losses                                                                  393,580                     90,300
Allowance for loan losses, December 31                                                 $   584,528                 $  297,749
                                                                       ===========================   ========================



  Loans (net of discount):
    Year-end balance                                                                   $44,359,338                $24,047,839
    Average balance during the year                                                    $35,126,817                $18,981,218
    Allowance as a percent of year-end
      loan balance                                                                            1.32%                      1.24%
    Percent of average loans:
      Provision for loan losses                                                               1.12%                      0.48%
      Net charge-offs                                                                         0.30%                      0.00%


         As of December 31, 1995, the allowance for loan losses was 1.32% of outstanding loans, which was an increase from December 31, 1994 percentage of 1.24%. Management's judgment as to the level of future losses on existing loans is based on managementOs internal review of the loan portfolio, including an analysis of the borrowersO current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required. The following Table 8: "Allowance for Loan Loss Allocation:" summarizes the allocation of allowance by loan type.


                     [This space intentionally left blank.]

Table 8:  Allowance for Loan Loss Allocation:




                                                        ------------------------------------------------------------
  As of December 31, 1995:                                            Amount                       % of Total
                                                        ----------------------------------  ------------------------

Commercial                                                                       $ 87,442                     14.96%
Real estate                                                                       105,024                     17.97%
Consumer                                                                           42,840                      7.33%
Unallocated                                                                       349,222                     59.74%
                                                        ----------------------------------  ------------------------
  Total                                                                          $584,528                    100.00%
                                                        ==================================  ========================

  As of December 31, 1994:                                            Amount                       % of Total
                                                        ----------------------------------  ------------------------

Commercial                                                                       $109,894                     36.91%
Real estate                                                                        90,512                     30.40%
Consumer                                                                           12,422                      4.17%
Unallocated                                                                        84,921                     28.52%
                                                        ----------------------------------  ------------------------
  Total                                                                          $297,749                    100.00%
                                                        ==================================  ========================


         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. There was $266,000 comprised of one loan in non-performing assets as of December 31, 1995. The non-performing loans as of December 31, 1995, were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were no non-performing loans as of December 31, 1994. Table 9:
"Non-Performing Assets" presents information on these assets for the past two years.

         The Company adopted the provisions of Statements of Financial Accounting Standards No. 114 (SFAS 114),"Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected cash flows discounted at the loanOs effective interest rate or the fair value of the collateral.

         There is one impaired loan with an unpaid principal balance of $266,000 at December 31, 1995. This loan is on nonaccrual, but has no related impairment reserve. The average balance of impaired loans during 1995 was $334,000, which had an average impairment reserve of $26,000. No income was recognized on impaired loans during 1995.

         As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when collection of full principal and interest under the original terms is not expected. These loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on non-accrual loans is recognized only when received. Table 10: "Foregone Interest" indicates the amount of interest that would have been recorded had all loans classified as non-accrual been current in accordance with their original terms and the amount of interest actually accrued.

Table 9:  Non-Performing Assets

                                                                                       As of December 31,
                                                                                 1995                      1994
                                                                            --------------            -------------
    (dollars in thousands)
Loans on non-accrual basis                                                      $266                       $-
Renegotiated or restructured loans                                               -                          -
Real estate acquired by foreclosure                                              -                          -
                                                                            --------------            -------------
Total non-performing assets                                                      $266                      $-
                                                                           ==============            =============

Table 10:  Foregone Interest

                                                                   For the Year Ended              December 31,
                                                                           1995                        1994
                                                               ---------------------------     ---------------------
Interest income that would have
      been accrued at original terms                                  $   13,465                    $    -
Interest recognized                                                   $      -                      $    -


         Capital Resources

         Stockholders' equity was $4,140,000 as of December 31, 1995, as compared to $3,386,000 as of December 31, 1994. The $754,000 increase, or 22.3%, was the result of net income of $568,000 and an unrealized gain on investment securities available for sale of $137,000. The remaining increase in stockholdersO equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan. No dividends have been declared by the Company since its inception (See also the discussion under Business - Supervision and Regulation in Item I above). In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         To date, the Company has provided its capital requirements through the funds received from its initial stock offering which was completed in 1991. In the future, the Company may consider raising capital through an offering of Common Stock or other securities. However, there can be no assurance that the Company will be able to consummate such an offering or that such an offering could be consummated on terms acceptable to the Company. Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of December 31, 1995 and 1994 (See also the capital regulations discussion and capital analysis table under Business - Supervision and Regulation in Item I above). The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

         Liquidity and Interest Rate Sensitivity

         The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest-sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate repricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

         In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variations in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rate prices on the earning asset portfolio and certain interest-bearing liabilities to keep it in line with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

         The Bank's Executive Committee which oversees the asset/liability management function meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the Company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         The interest rate sensitivity position at year-end 1995 is presented in Table 11 - "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company would benefit from increasing market rates of interest when it is asset sensitive and would benefit from decreasing market rates of interest when it is liability sensitive. At year-end 1995, the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $7,300,000 which represents 19.0% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.





                     [This space intentionally left blank.]

Table 11:  Rate Sensitivity Analysis

                                                             December 31, 1995
(dollars in thousands)                                                                  Total
                             30 Days        31-90        91-180      181 Days-        One Year         1 Yr.+ or
                             or Less        Days          Days        One Year         or Less       Non-Sensitive       Total
                          -------------  -----------  ------------ --------------   -------------  ------------------   ---------
Earning Assets:
Fed funds sold                  $ 8,910         $  -          $  -         $    -         $ 8,910       $     -         $ 8,910
Interest bearing
     deposits                         -            -           100              -             100             -             100
Investment securities:
  Available-for-sale                  -          249           250            540           1,039          3,927           4,966
  Held-to-maturity                    -          679           473            651           1,803          3,471           5,274

Loans:

  Variable rate                  29,319          698         1,631          1,183          32,831          1,247          34,078
  Fixed rate                         67            9            18            218             312          9,703          10,015
                          -------------  -----------  ------------ --------------   -------------  ------------------   ---------
    Total earning               $38,296       $1,635        $2,472        $ 2,592         $44,995     $   18,348         $63,343
      assets

Source of Funds:
Savings                         $ 3,215          $ -           $ -           $  -         $ 3,215     $     -            $ 3,215
NOW accounts                      6,457            -             -              -           6,457           -              6,457
Money market accounts            20,488            -             -              -          20,488           -             20,488
CDs                                 421        1,069         1,374          4,598           7,462          5,549          13,011
CDs 100,000 & over                    0          613             0            704           1,317          1,821           3,138
IRAs                                 30          141           307            432             910            655           1,565
                          -------------  -----------  ------------ --------------   -------------  ------------------   ---------
  Total rate-
    sensitive deposits          $30,611       $1,823        $1,681        $ 5,734         $39,849    $     8,025         $47,874
Long-term borrowings                425            -             -              -             4                -             425
                          -------------  -----------  ------------ --------------   -------------  ------------------   --------
  Total rate-sensitive
     liabilities                $31,036       $1,823        $1,681        $ 5,734         $40,274    $     8,025         $48,299

Noninterest-bearing
     liabilities                $   -         $  -          $  -          $   -           $   -           11,550         $11,550
Interest rate
     sensitivity gap            $ 7,260      $ (188)        $  791       $(3,142)         $ 4,721
Ratio of rate
     sensitive assets to
     rate sensitive
     liabilities                 123.39%       89.69%       147.06%         45.20%         111.72%




         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity in 1995 and 1994 as increases in deposits totaled $30,600,000 and $8,200,000, respectively. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. The Bank also seeks to augment such deposits with higher yielding certificates of deposit. Certificates of deposit of $100,000 or more are summarized by maturity in Table 12 - "Maturity of Time Deposits $100,000 or More." Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased.

Table 12: Maturity of Time Deposits $100,000 or More

                                                                                       December 31,
                                                                              1995                       1994
                                                                       ------------------         ------------------
      (dollars in thousands)
Under 3 months                                                                   $    613                   $    100
3 to 6 months                                                                           -                          -
6 to 12 months                                                                        704                        552
Over 12 months                                                                      1,821                        203
                                                                       ------------------         ------------------
Total                                                                            $  3,138                   $    855
                                                                       ==================         ==================


         In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Details of the commitments of this nature may be found in Note 12 of the accompanying Notes to Consolidated Financial Statements. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 35.4% of average deposits for 1995, as compared to 45.8% for 1994. Liquidity levels declined during 1995 as funds were shifted into less liquid, higher yielding loans. Average loans were 72.0% of average deposits for 1995, as compared to 68.7% for 1994. Average deposits were 99.2% of average earning assets for 1995 as opposed to 93.3% for 1994. As noted in Table 6 - "Maturity Schedule of Selected Loans," approximately $37,879,000, or 85.1%, of the loan portfolio consisted of commercial loans and real estate loans. Of this amount, $32,592,000, or 86.0%, matures within one year.

         Table 13 - "Maturity Distribution and Yields of Investment Securities" indicates that $1,303,000, or 24.7%, of held-to-maturity investment securities and $403,000, or 8.1%, of available-for-sale investment securities mature within one year or less. Securities maintained in the available- for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $4,966,000 and $3,455,000 as of December 31, 1995 and 1994, respectively.


Table 13:  Maturity Distribution and Yields of Investment Securities

                                                                            December 31, 1995
                                                         Available-for-sale                    Held-to-maturity
                                               ---------------------------------     ----------------------------------

                                                    Book Value          Yield             Book Value          Yield
                                               --------------------   ----------     --------------------  ------------
U.S. Treasury:
 One year or less                                          $      -            -               $  475,196         5.60%
 Over one through five years                                      -            -                  997,252         5.81%
 Over five through ten years                                      -            -                        -             -
 Over ten years                                                   -            -                        -             -
                                               --------------------                  --------------------
  Total U.S. Treasury                                      $      -            -               $1,472,448         5.74%

U.S. Government-Sponsored
   Agencies:
 One year or less                                           248,357        4.90%                  297,634         6.57%
 Over one through five years                                747,562        6.24%                2,250,265         6.01%
 Over five through ten years                              1,328,017        6.96%                        -             -
 Over ten years                                                   -            -                        -             -
                                               --------------------                  --------------------
  Total U.S. government-
      sponsored agencies                                 $2,323,936        6.51%               $2,547,899         6.08%

Other Securities:
 One year or less                                           154,200        6.00%                  530,257         4.74%
 Over one through five years                                668,938        6.84%                  224,958         5.02%
 Over five through ten years                                562,564        7.04%                  289,000         4.98%
 Over ten years                                           1,256,135        6.71%                  209,288         4.70%
                                               --------------------                  --------------------

    Total other securities                               $2,641,837        6.77%               $1,253,503         4.84%
                                               --------------------                  --------------------

Total investment securities                              $4,965,773        6.65%               $5,273,850         5.66%
                                               ====================                  ====================



Item 7 is hereby amended to read in its entirety as follows:


                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
TYSONS FINANCIAL CORPORATION:

     We have audited the accompanying consolidated statements of financial condition of Tysons Financial Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tysons Financial Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                               KPMG PEAT MARWICK LLP




Washington, D.C.
January 19, 1996

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1995 AND 1994



                                                                                                     1995           1994

ASSETS

  Cash and due from banks (note 6).............................................................   $ 5,489,076      2,191,640
  Federal funds sold (note 13).................................................................     8,910,000      4,050,000
  Interest-bearing deposits in other banks.....................................................       100,000        300,000
  Investment securities available-for-sale, at fair value (note 3).............................     4,965,773      3,454,654
  Investment securities held-to-maturity, at cost, fair value of $5,300,167 in 1995

     and $4,599,020 in 1994 (note 3)...........................................................     5,273,850      4,754,520
  Loans, net (note 4)..........................................................................    43,774,810     23,750,090
  Property and equipment, net..................................................................       319,845        248,064
  Premium paid for deposits acquired (note 2)..................................................     1,108,471             --
  Accrued interest receivable and other assets.................................................       669,474        240,223
          Total assets.........................................................................   $70,611,299     38,989,191
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Deposits:

     Noninterest-bearing demand................................................................   $17,618,859     11,550,392
     NOW and money market accounts.............................................................    26,945,735     15,427,139
     Savings...................................................................................     3,215,240      3,432,596
     Certificates of deposit, $100,000 and over................................................     3,137,699        854,582
     Certificates of deposit, under $100,000...................................................    14,575,624      3,629,763
     Total deposits............................................................................    65,493,157     34,894,472
  Accrued interest payable and other liabilities...............................................       552,673        234,027
  Long-term debt (notes 8 and 11)..............................................................       425,000        475,000
          Total liabilities....................................................................    66,470,830     35,603,499
STOCKHOLDERS' EQUITY:
  Common stock, par value $5; 10,000,000 shares authorized;

     668,619 shares issued and outstanding (notes 9 and 10)....................................     3,343,095      3,343,095
  Additional paid-in capital...................................................................     3,071,860      3,071,860
  ESOP Trust, 48,595 shares (note 11)..........................................................      (425,000)      (475,000)
  Accumulated deficit..........................................................................    (1,864,784)    (2,432,382)
  Unrealized gain (loss) on investment securities available-for-sale...........................        15,298       (121,881)
          Total stockholders' equity...........................................................     4,140,469      3,385,692
Commitments and contingencies (notes 7 and 12)
          Total liabilities and stockholders' equity...........................................   $70,611,299     38,989,191


          See accompanying notes to consolidated financial statements.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                                                        1995          1994
INTEREST INCOME:

  Loans...........................................................................................   $3,620,751     1,615,180
  Investment securities:
     Available-for-sale...........................................................................      238,986       117,743
     Held-to-maturity.............................................................................      290,491       270,657
  Federal funds sold..............................................................................      301,564        74,871
  Deposits in other banks.........................................................................        8,662        24,952
Total interest income.............................................................................    4,460,454     2,103,403
INTEREST EXPENSE:
  Interest on deposits:

     NOW and money market accounts................................................................      636,423       315,748
     Savings accounts.............................................................................      118,976        97,404
     Certificates of deposit, under $100,000......................................................      579,103       105,329
     Certificates of deposit, $100,000 and over...................................................      136,861        30,461
  Interest on federal funds purchased and other short-term borrowings.............................        2,123         1,598
  Interest on long-term debt (note 8).............................................................       48,964        25,914
Total interest expense............................................................................    1,522,450       576,454
Net interest income...............................................................................    2,938,004     1,526,949
Provision for loan losses (note 4)................................................................      393,580        90,300
Net interest income after provision for loan losses...............................................    2,544,424     1,436,649
Service charge income.............................................................................      235,626        85,975
Other income......................................................................................      103,600        51,514
Other operating expenses (note 14)................................................................    2,566,052     1,712,557
Income (loss) before income taxes.................................................................      317,598      (138,419)
Income tax benefit................................................................................     (250,000)           --
NET INCOME (LOSS).................................................................................   $  567,598      (138,419)
NET INCOME (LOSS) PER SHARE.......................................................................   $     0.92         (0.22)
Weighted average shares outstanding...............................................................      616,926       638,247



          See accompanying notes to consolidated financial statements.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                                        UNREALIZED
                                                                                                           GAIN

                                                                ADDITIONAL                              (LOSS) ON
                                                    COMMON       PAID-IN       ESOP      ACCUMULATED    INVESTMENT

                                       SHARES       STOCK        CAPITAL      TRUST        DEFICIT      SECURITIES      TOTAL

BALANCE, DECEMBER 31, 1993..........   668,619    $3,343,095    3,071,860          --    (2,293,963 )          --     4,120,992
ESOP Trust (note 11)................        --            --           --    (475,000)           --            --      (475,000)
Net loss............................        --            --           --          --      (138,419 )          --      (138,419)
Unrealized loss on investment
  securities available-for-sale.....        --            --           --          --            --      (121,881)     (121,881)
BALANCE, DECEMBER 31, 1994..........   668,619     3,343,095    3,071,860    (475,000)   (2,432,382 )    (121,881)    3,385,692
ESOP Trust (note 11)................        --            --           --      50,000            --            --        50,000
Net income..........................        --            --           --          --       567,598            --       567,598
Unrealized gain on investment
  securities available-for-sale.....        --            --           --          --            --       137,179       137,179
BALANCE, DECEMBER 31, 1995..........   668,619    $3,343,095    3,071,860    (425,000)   (1,864,784 )      15,298     4,140,469

          See accompanying notes to consolidated financial statements.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                                     1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)............................................................................   $   567,598       (138,419)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.............................................................       167,471         47,928
     Provision for loan losses.................................................................       393,580         90,300
     Income tax benefit........................................................................      (250,000)            --
     Compensation expense for ESOP Trust.......................................................        50,000         25,000
     Increase in accrued interest receivable and other assets..................................      (409,423)       (66,466)
     Increase in accrued interest payable and other liabilities................................       291,997        106,296
     Net cash provided by operating activities.................................................       811,223         64,639
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of available-for-sale securities...................................................    (1,891,809)    (3,656,728)
  Purchases of held-to-maturity securities.....................................................    (2,960,241)    (2,089,000)
  Proceeds from maturities and principal payments of available-for-sale securities.............       514,396         80,193
  Proceeds from maturities and principal payments of held-to-maturity securities...............     2,464,166      4,216,752
  Net decrease in interest-bearing deposits in banks...........................................       200,000        500,000
  Acquisition of deposits net of assets and cash acquired......................................     5,846,618             --
  Purchase of property and equipment...........................................................      (101,821)       (98,340)
  Net increase in loan portfolio...............................................................    (7,172,268)    (7,912,886)
     Net cash used in investing activities.....................................................    (3,100,959)    (8,960,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.....................................................................    10,497,172      8,210,049
  Proceeds from long-term debt issuance........................................................            --        500,000
  Repayments of long-term debt.................................................................       (50,000)       (25,000)
  Funding of ESOP Trust........................................................................            --       (500,000)
     Net cash provided by financing activities.................................................    10,447,172      8,185,049
Net increase (decrease) in cash and cash equivalents...........................................     8,157,436       (710,321)
CASH AND CASH EQUIVALENTS, beginning of year...................................................     6,241,640      6,951,961
CASH AND CASH EQUIVALENTS, end of year.........................................................   $14,399,076      6,241,640
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid................................................................................   $ 1,451,528        565,455
  Income taxes paid............................................................................            --             --

     The Company acquired loans of $13,032,431, equipment of $43,965, other assets of $19,828, and assumed deposits of $20,101,513 and liabilities of $26,649. The Company paid a premium of $1,185,320 for deposits acquired.

          See accompanying notes to consolidated financial statements.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           DECEMBER 31, 1995 AND 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Tysons Financial Corporation (the "Company") was incorporated December 29, 1989 under the laws of the Commonwealth of Virginia as a holding company whose activities consist of investment in its wholly owned subsidiary, Tysons National Bank (the "Bank"). In connection with the formation of the Company, 10,000,000 shares of $5 par value stock were authorized and 668,619 shares were originally issued. The Bank commenced regular operations on July 1, 1991 as a national banking association primarily supervised by the Office of the Comptroller of the Currency. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements have been prepared on the accrual basis and in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in cash and due from banks and federal funds sold.

  INVESTMENT SECURITIES

     The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. The Company does not engage in trading activities and, accordingly, has no trading portfolio.

     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Prepayment of the mortgages securing the collateralized mortgage obligations may affect the maturity date and yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

  INCOME RECOGNITION ON LOANS

     Interest on loans is credited to income as earned on the principal amount outstanding. When, in management's judgment, the full collectibility of principal or interest on a loan becomes uncertain, that loan is placed on nonaccrual. Any accrued but uncollected interest on nonaccrual loans is charged against current income. Interest income is then recognized as cash is received.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of the management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation allowance available for losses incurred on loans. It is established through charges to earnings in the form of provisions for loan losses. Loan losses are charged to the allowance for loan losses when a determination is made that collection is unlikely to occur. Recoveries are credited to the allowance at the time of recovery.

     Prior to the beginning of each year, and quarterly during the year, management estimates whether the allowance for loan losses is adequate to absorb losses that can be anticipated in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses to adjust the allowance to a level determined to be adequate to absorb currently anticipated losses.

     Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

  LOAN FEES

     Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment to yield over the life of the loan.

  PROPERTY AND EQUIPMENT

     Property, leasehold improvements, and equipment are stated at cost, less accumulated depreciation and amortization. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the improvements or the lease term, whichever is shorter. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 25 years.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management's judgment that realization of the asset is more likely than not.

  INCOME PER COMMON SHARE

     Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding during the year. Shares held by the ESOP Trust are included in the income per common share calculation as they become committed to be released. Common equivalent shares include stock options and warrants and have no material dilutive effect at December 31, 1995.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

  NEW ACCOUNTING STANDARDS

     On January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- INCOME RECOGNITION AND DISCLOSURES. These new standards require that impaired loans, within the scope of the statement, be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Implementation of these new standards did not have a material impact on the Company's results of operations or financial position.

     On December 31, 1995, the Company implemented SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The statement requires the disclosure of the fair value of financial instruments held or used by the Company.

     On December 31, 1995 the Company implemented SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. The statement requires disclosures about the amounts, nature and terms of derivative financial instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes and for purposes other than trading.

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which is effective beginning in 1996. SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. Implementation of SFAS No. 121 will not have a material impact on the Company's results of operations or financial position.

     In May 1995, the FASB issued SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, which is effective beginning in 1996. SFAS No. 122 provides accounting for mortgage servicers that sell or securitize loans and retain servicing rights. The Company does not sell or securitize mortgage loans and therefore implementation of SFAS No. 122 will not have a material impact.

     In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective beginning in 1996. SFAS No. 123 encourages companies to record an expense for all stock compensation awards based on fair value at grant date; however, companies may elect to continue to follow the accounting standards existing prior to SFAS No. 123 with the additional requirement that they disclose pro forma net income and earnings per share as if they had adopted the expense recognition provisions of SFAS No. 123. The Company plans to follow the existing accounting standards for these plans.

  RECLASSIFICATIONS

     Certain amounts for 1994 have been reclassified to conform to the presentation for 1995.

(2) ACQUISITION

     On May 12, 1995, the Company acquired certain assets and deposits from Suburban Bank of Virginia, N.A., including its Reston, Virginia branch, comprising approximately $13 million of loans and $20.1 million of deposits. All assets acquired and liabilities assumed were recorded at fair value at the date of acquisition.

     The Company paid a premium of approximately $1.2 million for the deposits acquired. This premium is being amortized on a straight-line basis over 10 years based on management's estimate of the life of deposits acquired. The Company reviews the unamortized balance of the premium on a quarterly basis for possible impairment when events or changed circumstances may affect the underlying basis of the liabilities assumed. Amortization of the premium was $76,849 in 1995.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(3) INVESTMENT SECURITIES

     The carrying value and fair value of investment securities held-to-maturity at December 31, 1995 and 1994, are as follows:


                                                                                     1995                       1994
                                                                             CARRYING       FAIR       CARRYING       FAIR

                                                                              VALUE         VALUE        VALUE        VALUE

U.S. Treasury securities.................................................   $1,472,448    1,481,736      725,510      711,156
Obligations of U.S. government sponsored agencies........................    2,547,899    2,558,408    2,553,192    2,455,281
Mortgage-backed securities of federal agencies...........................      755,215      763,305      936,051      925,570
Collateralized mortgage obligations......................................      498,288      496,718      539,767      507,013
                                                                            $5,273,850    5,300,167    4,754,520    4,599,020

     The carrying value and fair value of held to maturity investment securities at December 31, 1995 and 1994, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                     1995                       1994
                                                                             CARRYING       FAIR       CARRYING       FAIR

                                                                              VALUE         VALUE        VALUE        VALUE

Maturing within 1 year...................................................   $1,303,087    1,308,130      999,615      984,922
After 1 but within 5 years...............................................    3,472,475    3,495,319    3,215,138    3,107,085
After 5 but within 10 years..............................................      289,000      289,000           --           --
After 10 years...........................................................      209,288      207,718      539,767      507,013
                                                                            $5,273,850    5,300,167    4,754,520    4,599,020



     Gross unrealized losses in investment securities held to maturity at December 31, 1995 and 1994 were $5,569 and $156,288, respectively. Gross unrealized gains were $31,886 and $788 at December 31, 1995 and 1994, respectively. There were no sales or transfers of held-to-maturity securities during the years ended December 31, 1995 and 1994.

     The carrying value and amortized cost of available-for-sale securities at December 31, 1995 and 1994, are shown below. Because available-for-sale securities are marked-to market, the carrying value is equal to fair value.


                                                                                     1995                       1994
                                                                             CARRYING     AMORTIZED    CARRYING     AMORTIZED
                                                                              VALUE         COST         VALUE        COST

Obligations of U.S. government agencies..................................   $1,328,017    1,315,409           --           --
Obligations of U.S. government-sponsored agencies........................      995,919    1,000,000      944,375    1,000,000
Collateralized mortgage obligations......................................    2,487,637    2,480,866    2,333,979    2,400,235
Marketable equity securities.............................................      154,200      154,200      176,300      176,300
     Total...............................................................   $4,965,773    4,950,475    3,454,654    3,576,535

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(3) INVESTMENT SECURITIES -- Continued



     The carrying value and amortized cost of available-for-sale investment securities by contractual maturity at December 31, 1995 and 1994, are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                     1995                       1994
                                                                             CARRYING     AMORTIZED    CARRYING     AMORTIZED
                                                                              VALUE         COST         VALUE        COST

Maturing within 1 year...................................................   $  248,357      250,000           --           --
After 1 but within 5 years...............................................    1,416,500    1,407,050    1,766,227    1,835,129
After 5 but within 10 years..............................................    1,890,581    1,886,909      250,625      257,943
After 10 years...........................................................    1,256,135    1,252,316    1,261,502    1,307,163
Marketable equity securities.............................................      154,200      154,200      176,300      176,300
Total....................................................................   $4,965,773    4,950,475    3,454,654    3,576,535

     Gross unrealized losses in the available for sale securities at December 31, 1995 and 1994 were $14,712 and $121,881, respectively. Gross unrealized gains were $30,010 at December 31, 1995 and there were no gross unrealized gains at December 31, 1994.

     There were no sales or transfers of available-for-sale securities during the years ended December 31, 1995 and 1994.

     Securities with carrying values of $661,371 and $365,957 at December 31, 1995 and 1994, respectively, were pledged to secure Treasury tax and loan payments and for other purposes as required by law.

     As a member of the Federal Reserve System, the Bank is required to hold stock in the Federal Reserve Bank of Richmond. This stock is carried at cost since no active trading markets exist.

(4) LOANS RECEIVABLE

     The loan portfolio at December 31, 1995 and 1994 consists of the following:


                                                                                                       1995           1994
Commercial.......................................................................................   $14,352,202     8,988,648
Real estate -- construction......................................................................     1,990,779     1,570,020
Real estate -- residential.......................................................................     9,225,299     2,962,999
Real estate -- commercial........................................................................    12,311,371     8,313,797
Consumer.........................................................................................     6,638,593     2,303,388
                                                                                                     44,518,244    24,138,852

Unearned income..................................................................................      (158,906)      (91,013)
                                                                                                     44,359,338    24,047,839
Allowance for loan losses........................................................................      (584,528)     (297,749)
Loans, net.......................................................................................   $43,774,810    23,750,090

     Analysis of the activity in the allowance for loan losses is as follows:


                                                                                                           1995        1994

Balance, beginning of year............................................................................   $ 297,749    206,515
Provision for loan losses.............................................................................     393,580     90,300
Loans charged off.....................................................................................    (106,801)        --
Recoveries............................................................................................          --        934
Balance, end of year..................................................................................   $ 584,528    297,749

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(4) LOANS RECEIVABLE -- Continued

     Loans on which the accrual of interest has been discontinued or reduced amounted to $265,661 at December 31, 1995. Interest lost on these nonaccrual loans was approximately $13,465 for 1995. There were no nonaccrual loans at December 31, 1994.

     The Company adopted SFAS 114 and 118 on January 1, 1995, which require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Prior periods have not been restated. All loans receivable have been evaluated for collectibility under the provisions of these statements.

     At December 31, 1995, the Company had one impaired loan with an unpaid principal balance of $265,661. The loan is on nonaccrual but has no related impairment reserve. The average balance of impaired loans during 1995 was $334,000, which had an average impairment reserve of $26,000.

     All of the Bank's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. The Bank, as a matter of policy, does not extend credit, net of participated amounts, to any single borrower or group of related borrowers in excess of $550,000.

(5) INCOME TAXES

     Deferred income tax assets and liabilities are recognized for differences between financial statement and tax bases of assets and liabilities that will result in future tax consequences. A valuation allowance is required to reduce deferred tax assets to an amount more likely than not realizable. Prior to December 31, 1995 management determined that a valuation allowance was appropriate for the entire amount of the deferred tax asset. This decision was based on the lack of sufficient profitable operating history of the Company.

     Based upon the profitability of the Company in 1995 and projected profitability of the Company in 1996, management reassessed the need for a valuation allowance. Based upon the change in circumstances, management recorded a net tax deferred asset of $250,000, which represents management's estimate of the amount of deferred tax asset which is more likely than not to be realized. In making this determination, management reviewed the Company's recent earnings trend, projected 1996 pretax income and the estimated amount of deferred tax asset which will be realized during 1996. On a quarterly basis, management will reassess the required valuation allowance considering all factors which influence the realizability of the deferred tax asset including current pretax income, projected pretax income and the accuracy of previous estimates of taxable income.

     The provision for income tax for the years ended December 31, 1995 and 1994 consists of:


                                                                                                        1995          1994
Current income tax expense.......................................................................     $      --           --
Deferred income tax benefit......................................................................      (250,000)          --
Income tax benefit...............................................................................     $(250,000)          --

     A reconciliation of tax at the statutory federal tax rate to the income tax provision is presented below for the years ended December 31, 1995 and 1994:


                                                                                                        1995          1994
Tax applicable to total income at statutory rate.................................................     $ 107,983      (47,062)
Adjustments due to:

  Nondeductible expenses.........................................................................         5,416        3,882
  Change in valuation allowance..................................................................      (363,399)      34,682
  Other..........................................................................................            --        8,498
Income tax benefit...............................................................................     $(250,000)          --

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(5) INCOME TAXES -- Continued

     Deferred tax assets and liabilities consist of the following at December 31, 1995 and 1994:



                                                                                                          1995         1994

Premium paid for deposits acquired...................................................................   $   9,337          --
Bad debt expense.....................................................................................     148,092      78,991
Amortization.........................................................................................      27,668      83,006
Contributions carryforward...........................................................................          --         877
Net operating loss carryforward......................................................................     509,661     640,183
Gross deferred tax assets............................................................................     694,758     803,057
Less -- valuation allowance..........................................................................    (407,790)   (771,189)
Gross deferred tax liability-depreciation............................................................      36,968      31,868
Net deferred tax assets..............................................................................   $ 250,000          --



     At December 31, 1995, the Company has a net operating loss carryforward of approximately $1.5 million that may be offset against future taxable income, of which $0.1 million, $0.7 million, $0.5 million and $0.2 million expires in 2006, 2007, 2008 and 2009, respectively.

(6) REGULATORY MATTERS

     The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 1995 and 1994, there were no earnings against which dividends could be charged.

     The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $1,046,000 and $695,000 for 1995 and 1994, respectively.

     As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Bank is required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the regulators to stratify institutions into five quality tiers based upon their relative capital strengths and to increase progressively the degree of regulation over the weaker institutions, limits the pass through deposit insurance treatment of certain types of accounts, adopts a "truth in savings" program, calls for the adoption of risk-based premiums on deposit insurance and requires the Bank to observe insider credit underwriting products no less strict than those applied to comparable noninsider transactions.

     At December 31, 1995 and 1994, the Company and its subsidiary bank met all regulatory capital requirements. The key measures of capital are: (1) Tier I capital (stockholders' equity less certain deductions) as a percent of total risk adjusted assets; (2) Tier I capital as a percent of total assets, and (3) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk adjusted assets.

(7) COMMITMENTS AND CONTINGENCIES

     The Bank entered into a lease for office space at its current location for a term of ten years beginning May 1993. This lease is subject to 3 percent annual increases, as well as allocations of real estate taxes and certain operating expenses. In addition, the Company assumed certain liabilities associated with the Suburban Bank transaction, including the lease on the Reston location beginning May 15, 1995, which expires March 31, 1997. The Reston lease is also subject to annual increases as well as allocations of real estate taxes and operating expenses.

     Minimum future rental payments under the noncancelable operating leases, as of December 31, 1995 for each of the next five years and in the aggregate, are as follows:

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(7) COMMITMENTS AND CONTINGENCIES -- Continued


YEAR ENDING DECEMBER 31,                                                         AMOUNT
1996........................................................................   $  212,438
1997........................................................................      150,805
1998........................................................................      132,237
1999........................................................................      135,177
2000........................................................................      138,010
Thereafter..................................................................      333,175
                                                                               $1,101,842


     The total rent expense was $162,286 and $121,353 in 1995 and 1994, respectively.

(8) RELATED-PARTY TRANSACTIONS

     Officers, directors, employees and their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.

     Analysis of activity for loans to related parties is as follows:



                                                                                  1995         1994

Balance, beginning of year..................................................   $  557,900     151,200
New loans...................................................................      659,100     424,900
Loans paid off or paid down.................................................     (135,700)    (18,200)
Balance, end of year........................................................   $1,081,300     557,900



     Effective January 1, 1993, the Company established an Employee Stock Ownership Plan (ESOP), as further described in Note 11. During June 1994, the Company purchased 32,949 and 22,722 shares of its common stock from several of the Company's current and former directors, respectively, at $8.75 per share, for the ESOP.

     The loan used to fund the ESOP was provided by a director of the Company in the original amount of $500,000. As of December 31, 1995 the outstanding balance of the loan was $425,000. In management's opinion, the loan is at market terms. The loan requires quarterly principal payments of $12,500, quarterly interest payments at prime plus 2 percent, and a balloon payment for the remaining principal balance on June 1, 1998.

(9) STOCK WARRANTS

     Associated with the Company's initial public offering, the organizers were granted one warrant for each share of common stock purchased for cash in the offering. The stock purchase warrants entitle the holder of the warrants to purchase Company stock at $10 per share, at any time during the term of the warrant. The warrants expire on July 1, 2001.

     In the event of a capital call upon the Bank, the Office of the Comptroller of the Currency will require the Company stock warrants to be exercised at a price no less than current book value or the warrants will be forfeited. The Company had 228,250 stock warrants issued and outstanding at December 31, 1995.

No warrants have been exercised.

(10) STOCK OPTION PLAN

     In 1992, the stockholders approved a stock option plan that provides for incentive stock options, non-qualified stock options, and restricted stock. A designated committee of the Board of Directors is authorized to grant options to employees, officers, directors and advisory board members. At December 31, 1995, 160,058 shares of common stock have been reserved for this plan. On April 5, 1994, the Board of Directors granted to the President of the Company options to purchase 6,000 shares of common stock. On January 25, 1995, the Company granted the President of the Company options to purchase 3,000

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(10) STOCK OPTION PLAN -- Continued

shares of common stock and also granted additional stock options to acquire an aggregate of 3,500 shares of common stock to various other officers of the Company pursuant to the plan. The options were immediately exercisable and expire 10 years from the grant date. All options are exercisable at $8.75 per share, which was the fair market value of the stock on both option grant dates.

(11) EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has established the Employee Stock Ownership Plan and Trust
(ESOP) which became effective on January 1, 1993, for employees of the Bank who have at least one year of credited service and have attained the age of twenty-one (21). The ESOP is to be funded by the Bank's annual contributions made in cash or common stock. Contributions to the plan are made at the discretion of the Board of Directors. Shares purchased by the ESOP are held in a suspense account for allocation among the participants as the loan is repaid. As described in note 8, during 1994 the ESOP purchased 57,171 shares of company stock using $500,000 of funds borrowed from a director of the Company. Compensation expense relating to the ESOP for 1995 and 1994 was $50,000 and $25,000, respectively. No dividends have been declared on the Company's stock; therefore dividends had no effect on the compensation expense relating to the ESOP. As of December 31, 1995, 8,576 shares have been allocated to participants. The fair value of unearned shares at December 31, 1995 is approximately $425,000. For purposes of calculating earnings per share (EPS) the number of shares of common stock outstanding is reduced by the number of shares held by the ESOP Trust. Shares are included in EPS calculations as they become committed to be released.

     Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of salary in the year of allocation. Benefits become 20 percent vested after the third year of credited service, with an additional 20 percent vesting each year thereafter until 100 percent vesting after seven years. For any year in which the aggregate of benefits to key employees exceeds 60 percent of the aggregate benefits accrued to non-key employees, benefits allocated to participants in that year will become 20 percent vested after two years, increasing to 100 percent after 6 years. Forfeitures will be reallocated annually among remaining participating employees. Benefits may be payable upon retirement, separation from service, disability or death.

(12) FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1995, are collateralized.

     Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 1995 have floating rates, therefore significantly mitigating the market risk.

     Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amounts of those instruments.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(12) FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK -- Continued


                                                                                          CONTRACTUAL
                                                                                            AMOUNT

Financial instruments whose contract amounts represent potential credit risk:

     Commitments to extend credit......................................................   $13,021,100
     Standby letters of credit.........................................................       237,900

     At December 31, 1995, the Company did not have any financial instruments whose contractual amounts exceed the amount of credit risk.

     The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and requires collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by the Company; marketable securities; accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

(13) SIGNIFICANT CONCENTRATIONS OF CREDIT

     At December 31, 1995, the Company had federal funds sold to five correspondent banks totaling approximately $8,910,000, each of which had a balance of $910,000 or more. These are overnight investments and are rolled-over on a daily basis. The Company does not normally require collateral for this type of investment.

(14) OTHER OPERATING EXPENSES

     Other operating expenses consist of the following:



                                                                                                        1995          1994
Salaries and employee benefits....................................................................   $1,276,468       811,389
Occupancy and equipment...........................................................................      299,394       207,560
Office and operations expenses....................................................................      287,041       278,301
Data processing...................................................................................      226,010       112,617
Legal and professional fees.......................................................................      223,657       168,623
Business development..............................................................................      113,802        76,980
Amortization of premium paid for deposits.........................................................       76,849            --
Deposit insurance.................................................................................       62,831        57,087
                                                                                                     $2,566,052     1,712,557




(15) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 1995. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

     Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction. Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(15) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS -- Continued

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summarizes the significant methodologies and assumptions used in estimating the fair values presented in the accompanying table.

     CASH AND CASH EQUIVALENTS

          The carrying amount of cash and cash equivalents was used as a reasonable estimate of fair value.

     INVESTMENTS

          Fair values of the Company's investment portfolio were based on actual quoted prices or prices quoted for similar financial instruments.

     LOANS

          In order to determine the fair market value for loans, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying values. The fair values of other loans are estimated using discounted cash flow analysis, using interest rates that were offered as of December 31, 1995 for loans with similar terms to borrowers of similar credit quality.

     DEPOSITS

          The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of certificates of deposit are estimated using discounted cash flow analysis using interest rates that were offered as of December 31, 1995.

     LONG-TERM DEBT

          As described in Note 8, the long-term debt is variable rate at market terms; therefore, the carrying amount was used as a reasonable estimate of fair value.

     COMMITMENTS

          The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 1995.



     Fair Value of Financial Instruments as of December 31, 1995:




                                                                                                            DECEMBER 31, 1995

                                                                                                          CARRYING    ESTIMATED
                                                                                                           AMOUNT     FAIR VALUE

                                                                                                          (DOLLARS IN THOUSANDS)


Financial assets:

  Cash and cash equivalents............................................................................   $ 14,499       14,499
  Investments..........................................................................................     10,240       10,266
  Loans................................................................................................     43,775       43,910
Financial liabilities:

  Noninterest-bearing demand deposits..................................................................     17,619       17,619
  NOW and money market accounts........................................................................     26,945       26,945
  Savings..............................................................................................      3,215        3,215
  Certificates of deposit..............................................................................     17,713       17,963
  Long-term debt.......................................................................................        425          425
  Commitments..........................................................................................         --           --

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(16) HOLDING COMPANY ONLY FINANCIAL STATEMENTS

     BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994:



ASSETS                                                                                                1995           1994

ASSETS:

  Cash..........................................................................................   $    11,373         20,396
  Investment in subsidiary bank.................................................................     4,560,187      3,847,096
TOTAL ASSETS....................................................................................   $ 4,571,560      3,867,492
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

  Long term debt................................................................................   $   425,000        475,000
  Other liabilities.............................................................................         6,091          6,800
TOTAL LIABILITIES...............................................................................       431,091        481,800
STOCKHOLDERS' EQUITY
  Common stock..................................................................................     3,343,095      3,343,095
  Additional paid-in capital....................................................................     3,071,860      3,071,860
  Employee stock ownership plan trust...........................................................      (425,000)      (475,000)
  Retained earnings.............................................................................    (1,849,486)    (2,554,263)
TOTAL STOCKHOLDERS' EQUITY......................................................................     4,140,469      3,385,692
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................................   $ 4,571,560      3,867,492



     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994:



                                                                                                      1995           1994

INCOME:

  Equity in undistributed earnings of subsidiary................................................   $   575,911       (122,038)
  Other income..................................................................................            --            458
Total income....................................................................................       575,911       (121,580)
Expenses........................................................................................         8,313         16,839
NET INCOME (LOSS)...............................................................................   $   567,598    $  (138,419)

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

(16) HOLDING COMPANY ONLY FINANCIAL STATEMENTS -- Continued STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994:



                                                                                                         1995         1994

OPERATING ACTIVITIES:

  Net income (loss).................................................................................   $ 567,598     (138,419)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in undistributed net income (loss) of subsidiary........................................    (575,911)     122,038
     Compensation expense for ESOP trust............................................................      50,000       25,000
     Other..........................................................................................        (710)       1,036
  Net cash provided by operating activities.........................................................      40,977        9,655
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on ESOP trust debt.......................................................................     (50,000)     (25,000)
  Net cash used by financing activities.............................................................     (50,000)     (25,000)
INCREASE (DECREASE) IN CASH.........................................................................      (9,023)     (15,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................................      20,396       35,741
CASH AND CASH EQUIVALENTS, END OF YEAR..............................................................   $  11,373       20,396

Item 9 is hereby amended to read in its entirety as follows:

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the directors, and executive officers of the Company and the Bank. The Company's articles of incorporation and by-laws provide for staggered terms for the Board of Directors. The Board of Directors has been divided into three classes so that, after their initial terms, approximately one-third of the directors are elected to a three-year term at each annual shareholders meeting. Members of the Bank's Board of Directors will serve one-year terms until the next annual meeting of the Bank's shareholders, and thereafter until their successors are elected and qualified. Executive officers of the Company are elected by the Company's Board of Directors, and executive officers of the Bank are elected by the Bank's Board of Directors, in each case for one-year terms and to serve until their successors are elected and qualified. Except as otherwise indicated, each person has been or was engaged in his present or last principal occupation, in the same or a similar position, for more than five years.

Name                     Age             Position Held and Principal Occupations

Joel M. Birken           48              Mr. Birken has been a Class I director
                                         of the Company and a director of the
                                         Bank since April 1995. Mr. Birken is a
                                         founding shareholder of the law firm of
                                         Rees,  Broome  &  Diaz,  P.C.,  and has
                                         practiced law with that firm in Vienna,
                                         Virginia since 1974.

John P. Carroll          44              Mr.   Carroll   has  been  Senior  Vice
                                         President and Chief Lending  Officer of
                                         the Bank since March 1993. From 1990 to
                                         1993,  he was Senior Vice  President at
                                         Citizens Bank of  Washington.  Prior to
                                         1990,  Mr.  Carroll  spent  20 years at
                                         Maryland   National   Bank  in  various
                                         lending and management  positions.  Mr.
                                         Carroll  has  resigned  from  the  Bank
                                         effective March 25, 1996. Management is
                                         currently seeking a replacement for Mr.
                                         Carroll.

Michael Farnum           50              Mr. Farnum has been a Class II director
                                         of the  Company  and a director  of the
                                         Bank  since  1991.  He has been,  since
                                         1991,  self-employed  with  the  Farnum
                                         Company and  concentrates  on the sales
                                         and   leasing   of    commercial    and
                                         industrial  real  estate.  From 1973 to
                                         1991,  he was vice  president and sales
                                         manager  of two  regional  real  estate
                                         firms, including Weaver Bros., Inc.

Alben G. Goldstein, M.D. 50              Dr.   Goldstein  has  been  a  Class  I
                                         director of the

                                         Company  since 1989 and a  director  of
                                         the Bank  since  1991.  He has been the
                                         owner  and  senior   physician  of  the
                                         Arthritis    Associates   of   Northern
                                         Virginia,  P.C.  for more than the past
                                         five years.

Zachary A. Kaye, M.D.    48              Dr. Kaye has been a Class I director of
                                         the  Company  since 1989 and a director
                                         of the Bank since 1991. He is currently
                                         a   physician   in  sole   practice  in
                                         Woodbridge,  Virginia.  He has  been an
                                         individual  practitioner  for more than
                                         the past fifteen years.

Beth W. Newburger(1)     58              Ms.  Newburger  has  been  a  Class  II
                                         director  of the Company and a director
                                         of the Bank  since  1991.  She has been
                                         President   of   Corabi   International
                                         Telemetrics,    Inc.,    a   biomedical
                                         instrumentation  company, for more than
                                         the past five years.  She was appointed
                                         Chief of Staff,  White House  Office of
                                         Women's  Initiatives  and Outreach  in
                                         October   1995  and  will   assume  the
                                         position   of   Deputy   Administrator,
                                         General  Services   Administration   on
                                         April 15, 1996.

J. Patrick Rowland       58              Mr.   Rowland  has  been  a  Class  III
                                         director and Vice Chairman of the Board
                                         of Directors of the Company since 1989,
                                         and a  director  and  Chairman  of  the
                                         Board of the  Bank  since  1991.  Since
                                         January  1995,  he has been a  business
                                         consultant  with offices in Washington,
                                         D.C.  Prior to this,  Mr.  Rowland  was
                                         director of  government  relations  for
                                         the  Borg-Warner  Security  Corporation
                                         from  September  of 1993 to December of
                                         1994.  For five years prior to that, he
                                         was the  Chairman of Rowland & Sellery,
                                         a Washington,  D.C. business consulting
                                         firm.

Richard Schwartz(2)      66              Mr.  Schwartz  has  been  a  Class  III
                                         director  and  Chairman of the Board of
                                         the  Company,  and  director  and  Vice
                                         Chairman of the Bank, since 1991. He is
                                         the founder, and for more than the past
                                         five  years,  President  of Boat Owners
                                         Association   of  The   United   States
                                         ("BOAT/U.S.").  He is also the Chairman
                                         of the Board and CEO,  of Boat  America
                                         Corporation,  a  service  company.  Mr.
                                         Schwartz is an attorney and is admitted
                                         to the New York, Florida,  and District
                                         of Columbia Bars, and the Supreme Court
                                         of the United States.

William C. Sellery, Jr.  48              Mr.   Sellery   has  been  a  Class  II
                                         director of the Company  since 1989 and
                                         director of the Bank since 1991. He has
                                         been  President of Sellery


- -----------
1 Ms. Newburger is married to Mr. Schwartz.
2 Mr. Schwartz in married to Ms. Newburger.

                                         Associates, Inc., since September 1993.
                                         Prior  to  this,  he was  president  of
                                         Rowland & Sellery,  Inc.,  a Washington
                                         D.C.  business  consulting  firm,  from
                                         1988 to 1993.

Samuel E. Smith, Jr.     40              Mr.  Smith joined the Bank in June 1994
                                         as  its  Vice   President   of   Credit
                                         Administration   and  Operations.   Mr.
                                         Smith  previously  was  Assistant  Vice
                                         President    at   Citizens    Bank   of
                                         Washington from 1991 to 1994. From 1986
                                         to 1991,  Mr. Smith served as Assistant
                                         Vice  President  of  Citizens  Bank  of
                                         Virginia.

Terrie G. Spiro          40              Ms.   Spiro,   who  is   the   founding
                                         President, has been President/CEO and a
                                         Class III director of the Company since
                                         1989, and President/CEO and director of
                                         the Bank since 1991. Ms. Spiro has over
                                         sixteen  years  of  commercial  banking
                                         experience.  Prior to the  founding  of
                                         the    Company,     Ms.    Spiro    was
                                         President/CEO  of  Sports  2000,  Inc.,
                                         which she founded in 1986.

St. Clair J. Tweedie     58              Mr.   Tweedie   has  been  a  Class  II
                                         director  of the Company and a director
                                         of the Bank since 1991. He is currently
                                         a management consultant. Prior to this,
                                         he  was  the  Director  of   Government
                                         Relations for American Cyanamid Company
                                         for more than the past five years.

Janet A. Valentine       43              Ms.  Valentine  has served as  Senior
                                         Vice President and Chief  Financial
                                         Officer of the Bank since February
                                         1996.  From 1991 to 1996,  she was
                                         Vice  President and Controller at
                                         Patriot National Bank of Virginia.  Ms.
                                         Valentine has over 18 years of
                                         experience  in bank  financial
                                         reporting, budgeting and management.

Stephen A. Wannall       48              Mr.  Wannall  was elected to serve as a
                                         Class I director of the Company and a
                                         director of the Bank in December  1995.
                                         He is the Managing  Shareholder  of
                                         Brown, Dakes & Wannall,  P.C.,  an
                                         accounting firm located in Northern
                                         Virginia.  Mr. Wannall is a Certified
                                         Public  Account and has over twenty
                                         years of experience in public
                                         accounting.

Item 10 is hereby amended to read in its entirety as follows:

ITEM 10 - EXECUTIVE COMPENSATION

         Summary of Cash and Certain Other Compensation

         The following table sets forth for the fiscal years ended December 31, 1993, 1994 and 1995, the cash compensation paid or accrued by the Company and the Bank, as well as certain other compensation paid or accrued for those years, for services in all capacities to the chief executive officer of the Company and the Bank, Terrie G. Spiro (the "Named Executive Officer"). No executive officer of the Company or the Bank, other than Ms. Spiro, earned total annual compensation, including salary and bonus, for the fiscal year ended December 31, 1995, in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                  Long Term
                        Annual Compensation(1)(2)               Compensation

Name and                                                          Securities
Principal                                                         Underlying     All Other
Position                   Year     Salary($)      Bonus          Options(#)    Compensation($)

Terrie G.
  Spiro -                  1995     105,663        40,000           3,000          18,609(3)
  President &
  Chief                    1994     102,731           0             6,000          14,383
  Executive
  Officer                  1993     97,700         5,000              0            13,519

(1) See "Option Grants," "Option Exercises and Year-End Values" and "Stock Option Plan" for disclosure regarding outstanding stock options.

(2) In accordance with SEC rules, perquisites constituting less than the lesser of $50,000 or 10% of total salary and bonuses are not reported.

(3) Comprises employer contributions of term life insurance premium of $184, disability insurance premium of $2,401, health insurance premium of $2,304, car lease payments of $6,316, fuel and parking allowance of $3,600, and club dues of $3,804.

OPTION GRANTS

         Options granted to the Named Executive Officer during 1995 are set forth in the following table. For disclosure regarding the terms of stock options see "Stock Option Plan."

Options Grants in Last Fiscal Year - Individual Grants

                           Percent
                             of                                             Potential Realizable
                            Total                                           Value at Assumed
              Shares      Number of                                           Annual Rates of
              Under-       Options                                              Stock Price
              lying       Granted       Exercise                               Appreciation
             Options     Employees       Price                               for Option Term(2)
  Name       Granted      in 1995      ($/share)(1)       Date            5% ($)             10% ($)
- ---------   ---------    ----------    ------------      ------          -------             -------
Terrie
 G. Spiro     3,000        46.15%          $8.75        Jan. 2006        $16,508             $41,836


(1) The exercise price of each option was the fair market value of the underlying Common Stock on the date of the grant, as determined by the Board of Directors of the Company.

(2) Future value of current-year grants assuming the indicated percentage rates per year over the applicable option term. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

OPTION EXERCISES AND YEAR-END VALUES

         No stock options were exercised by the Named Executive Officer during 1995. There were no stock appreciation rights outstanding during 1995. The following table sets forth certain information regarding unexercised options held by the Named Executive Officer as of December 31, 1995:

                                                   Aggregated Fiscal Year-End Option Values
                                  Number of Securities                                  Value of Unexercised
                               Underlying Unexercised                                In-the-Money Options at
                              Options at Fiscal Year-End (#)                          Fiscal Year-End ($)(1)
Name                   Exercisable              Unexercisable                   Exercisable                Unexercisable

Terrie G. Spiro            9,000(2)                    0                           N/A                         N/A


(1)   Value determined by the Board of Directors of the Company.
(2)   The exercise price of these options is $8.75 per share.


         Compensation of Directors

         Directors of the Company receive no compensation for their services as directors. Directors of the Bank, except for Ms.

Spiro, who is the President and CEO of the Company and Bank, receive $150 for every meeting attended, paid quarterly in arrears.

         Employment Contracts and Termination of Employment Agreements

         In February 1990, Terrie G. Spiro and the Company executed an employment agreement. An amendment to the employment agreement was signed in April 1992. The following is a summary of the material terms of the employment agreement and the amendment. The term of employment was deemed to have commenced July 1, 1991, and continues for a period of five years unless terminated. After completion of the initial five years, the agreement will automatically be extended for an additional year, and shall thereafter be extended on a year-to-year basis unless either party gives notice of intention to terminate. In March of 1996 the Company and Ms. Spiro agreed to extend the employment agreement until June 30, 1997. According to the terms of the employment agreement, Ms. Spiro receives a base salary of $90,000 and benefits including, but not limited to, individual contributory health insurance, term life insurance policy, the cost of annual dues to the Army Navy Country Club, and initiation fee and dues for membership in the Tower Club. Ms. Spiro's employment agreement entitles her to receive incentive stock options equal to one-half of one percent, per year for six years, of the initial stock issue, and such options are to be awarded based on the Bank achieving certain performance objectives. The first year was based on achieving the pro forma financial results contained in the application to charter the Bank filed with the OCC. Years two through six are based on attaining the Bank's annual budget and return on assets standards. The maximum amount of stock options to which Ms. Spiro will be entitled will be three percent of the initial stock issue. The employment agreement and amendment also provide for incentive bonus compensation if, during each calendar year, the Bank meets certain performance objectives, including but not limited to: (i) asset quality; (ii) asset growth; and (iii) return on assets. In the event of a hostile takeover or a change in control of the Company or the Bank, the Company will continue to pay Ms. Spiro's salary and bonuses for the longer of 12 months from the date of such takeover or change of control or until June 30, 1997. The Company maintains a key-person insurance policy on the life of Ms. Spiro. Upon Ms. Spiro's death, proceeds of $200,000 under the policy are payable to the Company.

         Stock Option Plan

         During 1992, the Board of Directors of the Company adopted, and the shareholders approved, the Tysons Financial Corporation Stock Option Plan (the "Plan"). The Plan provides that restricted stock and stock options may be granted for the purchase of up to 160,058 shares of Common Stock, subject to adjustment upon changes in capitalization. The Company has granted stock options to acquire an aggregate of 12,400 shares of Common Stock to Terrie
G. Spiro pursuant to the Plan. Options to purchase 6,000 shares were granted to Ms. Spiro on April 5, 1994; options to purchase 3,000 shares were granted on January 25, 1995 and options to purchase 3,400 shares were granted on February 21, 1996. In addition, On January 25,

1995, and January 23, 1996 the Company granted stock options to acquire an aggregate of 5,500 shares of Common Stock to various other officers of the Company pursuant to the Plan. With the exception of the option granted in 1996, which will have an exercise price per share of the offering price in the Company's planned public offering, all options granted to date have an exercise price of $8.75. The options were immediately exercisable and expire 10 years from the grant date. No other stock options or restricted stock has been granted pursuant to the Plan. The Plan is intended as an incentive for and as a means of encouraging share ownership by persons who are employees or directors of the Company or the Bank. Options may be granted to employees or directors of the Company or the Bank or any subsidiary of the Company or the Bank and may be granted either as incentive stock options (which qualify for certain favorable tax consequences), or as non-qualified stock options. Incentive stock options may not be transferred except by will or by the laws of descent and distribution, and during an optionee's lifetime may be exercised only by the optionee (or by his or her guardian or legal representative, should one be appointed). The transferability of non-qualified stock options will be determined in each case by the stock option committee described below.

         The Plan is administered by a committee consisting of at least two members of the Board of Directors. Insofar as discretionary options or shares of restricted stock are granted to persons who are subject to Section 16 of the Exchange Act, the committee will consist of at least two directors who within the preceding year have not received discretionary grants under the Plan. The committee determines the employees and directors who will receive options or restricted stock and, based on each such person's position and current and potential contribution to the Company or the Bank, the amount of restricted stock or the number of shares that will be covered by their options. The committee also determines the periods of time (not exceeding ten years from the date of grant in the case of an incentive stock option) during which options will be exercisable and determines whether termination of an optionee's employment under various circumstances would terminate options granted under the Plan to that person. In addition, the committee determines the restriction period and vesting conditions, the consequences of any termination of employment, and the other terms of any grant of restricted stock. The option price per share is an amount determined by the Board of Directors but will not be less than 100% of the fair market value per share on the date of grant for incentive stock options. The option price is payable in full upon exercise. The Company and the Bank receive no consideration upon the granting of an option.

         The Board of Directors has the right at any time to terminate or amend the Plan, but no such action may terminate options already granted or otherwise affect the rights of any optionee under any outstanding option without the optionee's consent. Without shareholder approval, the Board of Directors may not adopt any amendment of the Plan that would (i) increase the total number of shares issuable pursuant to incentive stock options under the Plan or materially increase the total number of shares of Common Stock subject to options, (ii) change or modify the class of employees eligible to receive incentive stock options that may participate in the Plan or materially change or modify the class of persons that may participate, or (iii) otherwise materially increase the benefits accruing to participants thereunder.

         Employee Stock Ownership Plan

         Effective January 1, 1993, the Company established the Tysons Financial Corporation Employee Stock Ownership Plan (the "ESOP") for all eligible employees. The ESOP covers all salaried employees of the Company or its subsidiaries, 21 years of age or older, who work a minimum of 1,000 hours per year and who have completed at least one year of service with the Company. Contributions are at the discretion of, and determined annually by, the Board of Directors based on the Company's performance. Contributions are not to exceed the maximum amount deductible under the applicable section of the Internal Revenue Code of 1986 (the "Code"). Contributions under the ESOP will be used to purchase Common Stock which is allocated to participants on the basis of the participant's compensation for the year compared to total compensation of all eligible employees. An employee's interest in the amount contributed becomes 20% vested after three years of service and increases incrementally to become 100% vested after seven years of service.

         During the second quarter of 1994, the ESOP purchased shares of the Company's Common Stock using $500,000 of funds borrowed from a director of the Company. The long-term borrowing of $500,000 requires quarterly principal payments of $12,500 and quarterly interest payments of prime plus 2% with a lump sum payment in June 1998. As of December 31, 1995, the outstanding balance of the loan was $425,000.

Item 11 is hereby amended to read in its entirety as follows:

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Company's Common Stock as of March 15, 1996, by each director, by directors and executive officers as a group, and by each person known to the Company to own beneficially more than 5% of such Common Stock.

                                                       Number of                          Percent
Name of Beneficial Owner                             Shares Owned (1)                   of Class (2)
- ------------------------                             ----------------                   ------------
Joel M. Birken                                                3,050                             0.45%
8133 Leesburg Pike, Suite 900
Vienna, VA  22182


James L. Bowman                                               40,000 (3)                         5.81%
P.O. Box 6
Stephens City, VA   22655

Michael Farnum                                                15,731 (4)                         2.34%
1138 Swinks Mill Road
McLean, VA  22102

Glaize Developments                                           45,000 (5)                         6.53%
Fred L. Glaize III
P.O. Box 2598
Winchester, VA  22601

Alben G. Goldstein, M.D.                                      16,637 (6)                         2.47%
6305 Castle Place
Falls Church, VA  22044

Zachary A. Kaye, M.D.                                          8,686 (7)                         1.29%
14904 Jeff Davis Highway
Woodbridge, VA  22191

Beth W. Newburger                                             13,054 (8)                         1.94%
880 South Pickett Street
Alexandria, VA  22304

Estate of G. Richard Pfitzner                                 40,696 (9)                         5.91%
4510 Asdee Lane
Woodbridge, VA  22192

John Patrick Rowland                                          52,940 (10)                        7.75%
1023 15th St. NW 7th Floor
Washington, D.C.  20005

Richard Schwartz                                              36,167 (11)                        5.32%
880 South Pickett Street
Alexandria, VA  22304

William C. Sellery, Jr.                                       47,518 (12)                        6.95%
1023 15th St. NW 7th Floor
Washington, D.C.  20005

Terrie G. Spiro                                               26,621 (13)                        3.87%
8200 Greensboro Drive, Suite 100
McLean, VA  22102

St. Clair J. Tweedie                                          36,720 (14)                        5.37%
5827 Columbia Pike, Suite 550
Falls Church, VA  22041

Tysons Financial ESOP Trust                                   57,051                             8.53%
8200 Greensboro Drive, Suite 100
McLean, VA  22102

Nicholas Van Nelson                                           38,979 (15)                        5.75%
10901 Chimney Ln.


Fairfax, VA   22039

Yari V. Vondrich                                              34,743 (16)                        5.08%
1501 Moran Road
Sterling, VA  22170

Stephen A. Wannall                                               250                             0.03%
3025 Hamaker Ct.
Fairfax, VA   22031

Steven A. Zecola                                              34,743 (17)                        5.08%
6502 Heather Brook Ct.
McLean, VA   22101

Officers and directors as a group                             316,925 (18)                      41.55


- ---------------------

 (1) Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under
      Section 13(d) of the Securities Exchange Act of 1934. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. Included in the amount of shares beneficially owned are shares issuable upon the exercise of stock purchase warrants that were issued to the organizers of the Bank and the Company. The stock purchase warrants entitle the holder of the warrants to purchase Common Stock at $10.00 per share at any time during the term of the warrant. The warrants became exercisable on January 2, 1992, and have a term of ten years from July 1, 1991, the date the Bank opened for business. In the event of a capital call upon the Bank, the OCC will require the warrants to be exercised at a price no less than current book value or be forfeited.

 (2) Percent is calculated by treating shares subject to options or warrants held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to warrants or options held by others as not outstanding.

 (3)  Includes warrants to purchase 20,000 shares.

 (4)  Includes warrants to purchase 4,054 shares.

 (5)  Includes warrants to purchase 20,000 shares.

 (6)  Includes warrants to purchase 5,160 shares.

 (7)  Includes warrants to purchase 3,686 shares.

 (8)  Includes warrants to purchase 4,054 shares.

 (9)  Includes warrants to purchase 20,000 shares.

(10)  Includes warrants to purchase 14,743 shares.

(11)  Includes warrants to purchase 10,688 shares.

(12)  Includes warrants to purchase 14,743 shares.

(13) Includes warrants to purchase 7,371 shares and stock options to purchase 12,400 shares.

(14)  Includes warrants to purchase 14,743 shares.

(15)  Includes warrants to purchase 9,214 shares.

(16)  Includes warrants to purchase 14,743 shares.

(17)  Includes warrants to purchase 14,743 shares.

(18) Includes total warrants of 79,242 and stock options of 14,900 of which all are outstanding.


Item 12 is hereby amended to read in its entirety as follows:

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no agreements in existence or anticipated between any Director or officer of the Bank or the Company relating to the premises, furnishings, equipment, fixtures or any other property or service of the Bank or the Company. During 1995 certain directors and executive officers were indebted to the Bank. This indebtedness resulted from loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1995, loans to directors and executive officers of the Company, and their affiliates, including loans guaranteed by such persons and unfunded commitments made, aggregated $1,149,000, or approximately 27.7% of stockholders' equity of the Company.

         In June 1994, the Company funded its ESOP with a loan provided by Richard Schwartz, a director of the Company. The original amount of the loan totaled $500,000 and terms of the loan include quarterly principal payments of $12,500 and quarterly interest payments at prime plus 2% with a final payment on June 1, 1998. In management's opinion, the loan is at market terms. The outstanding balance at December 31, 1995, was $425,000.

         Joel M. Birken, a Director of the Company, is a shareholder in the law firm of Rees, Broome & Diaz, P.C., which regularly acts as counsel to the Company and the Bank. During the fiscal years ended 1994 and 1995, Rees, Broome & Diaz, P.C. performed legal services for the Bank and was paid $28,855 and $99,490, respectively.


                     [This space intentionally left blank.]

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A-No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TYSONS FINANCIAL CORPORATION
                                                  (Registrant)
                                            BY: \s\ Terrie G. Spiro ,
                                                Terrie G. Spiro, President,
                                                Principal Executive Officer,
                                                and Director

Dated May 14, 1996.