Form 10QSB
period 1996-03-31
TYSONS FINANCIAL CORP
filed 1996-05-15
CIK 859632

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 [Fee Required]

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                         Commission File No. 33-33051-A

                          TYSONS FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

           Virginia                                54-1527945
- - ------------------------------        ------------------------------------
    (State or Other Juris-            (I.R.S. Employer Identification No.)
   diction of Incorporation)

8200 Greensboro Drive Suite 100
McLean, Virginia                                       22102
- - -------------------------------       ------------------------------------
    (Address of Principal                           (Zip Code)
      Executive Offices)

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

                              Yes   X          No
                                  -----           -----

     As of March 31, 1996, 668,619 shares of the registrant's common stock, par value $5.00 per share, were outstanding.

     Transitional Small Business Disclosure Format:  Yes        No  X
                                                        -----     -----

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page(s)
                                                                     -------

Consolidated Statements of Financial Condition
 as of March 31, 1996 and December 31, 1995............................2

Consolidated Statements of Operations for the
 three months ended March 31, 1996 and 1995............................3

Consolidated Statements of Cash Flows for the
 three months ended March 31, 1996 and 1995............................4

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                      MARCH 31, 1996 AND DECEMBER 31, 1995





                                                                                                                  DECEMBER
                                                                                                   MARCH 31,         31,

                                                                                                     1996           1995

                                                                                                         (UNAUDITED)


ASSETS

Loans, net.....................................................................................   $43,578,806     43,774,810
Investment securities available-for-sale, at fair value........................................     5,050,936      4,965,773
Investment securities held-to-maturity, at cost, fair value of $4,514,739 in 1996 and

  $5,300,167 in 1995...........................................................................     4,504,951      5,273,850
Interest-bearing deposits in other banks.......................................................       100,000        100,000
Federal funds sold.............................................................................    13,200,000      8,910,000
Cash and due from banks........................................................................     7,763,166      5,489,076
Property and equipment, net....................................................................       350,230        319,845
Premium paid for deposits acquired.............................................................     1,075,542      1,108,471
Accrued interest receivable and other assets...................................................       725,203        669,474
          Total assets.........................................................................   $76,348,834     70,611,299
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:

     Noninterest-bearing demand................................................................   $19,990,003     17,618,859
     NOW and money market accounts.............................................................    29,724,506     26,945,735
     Savings...................................................................................     2,942,231      3,215,240
     Certificates of deposit, $100,000 and over................................................     2,861,740      3,137,699
     Certificates of deposit, under $100,000...................................................    15,423,414     14,575,624
  Total deposits...............................................................................    70,941,894     65,493,157
  Accrued interest payable and other liabilities...............................................       550,192        552,673
  Long-term debt...............................................................................       412,500        425,000
          Total liabilities....................................................................    71,904,586     66,470,830
STOCKHOLDERS' EQUITY:
  Common stock, par value $5; 10,000,000 shares authorized; 668,619 shares issued and

     outstanding...............................................................................     3,343,095      3,343,095
  Additional paid-in capital...................................................................     3,071,860      3,071,860
  ESOP Trust, 47,166 shares in 1996 and 48,595 shares in 1995..................................      (412,500)      (425,000)
  Accumulated deficit..........................................................................    (1,580,184)    (1,864,784)
  Unrealized gain on investment securities available-for-sale..................................        21,977         15,298
          Total stockholders' equity...........................................................     4,444,248      4,140,469
          Total liabilities and stockholders' equity...........................................   $76,348,834     70,611,299

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLDIATED STATEMENTS OF OPERATIONS



               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                                                                   THREE MONTHS    THREE MONTHS
                                                                                                   ENDED MARCH     ENDED MARCH

                                                                                                     31, 1996        31, 1995

                                                                                                           (UNAUDITED)

INTEREST INCOME:

  Loans.........................................................................................    $1,104,019        570,524
  Investment securities:
     Available-for-sale.........................................................................        85,739         51,587
     Held-to-maturity...........................................................................        74,361         59,651
  Federal funds sold............................................................................       160,850         14,628
  Deposits in other banks.......................................................................         1,587          2,757
Total interest income...........................................................................     1,426,556        699,147
INTEREST EXPENSE:
  Interest on deposits:

     NOW and money market accounts..............................................................       224,999        100,083
     Savings accounts...........................................................................        23,309         28,374
     Certificates of deposit, under $100,000....................................................       221,704         11,362
     Certificates of deposit, $100,000 and over.................................................        52,886         42,071
  Interest on short-term borrowings.............................................................            --            969
  Interest on long-term debt....................................................................        10,875         12,743
Total interest expense..........................................................................       533,773        195,602
Net interest income.............................................................................       892,783        503,545
Provision for loan losses.......................................................................            --         12,766
Net interest income after provision for loan losses.............................................       892,783        490,779
NON-INTEREST INCOME:

  Service charge income.........................................................................        50,747         26,585
  Other income..................................................................................        29,752         27,749
Total non-interest income.......................................................................        80,499         54,334
NON-INTEREST EXPENSE:
  Salaries and employee benefits................................................................       390,797        275,107
  Occupancy, equipment and depreciation.........................................................        90,050         57,421
  Operations expense............................................................................       151,249        103,578
  Administration expense........................................................................       150,250         97,533
Total non-interest expense......................................................................       782,346        533,639
Income before income taxes......................................................................       190,936         11,474
Income tax benefit..............................................................................       (87,000)            --
NET INCOME......................................................................................    $  277,936         11,474
NET INCOME PER SHARE............................................................................    $     0.44           0.02
Weighted average shares outstanding.............................................................       620,511        614,307

                  TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                                                                   THREE MONTHS    THREE MONTHS
                                                                                                   ENDED MARCH     ENDED MARCH
                                                                                                     31, 1996        31, 1995

                                                                                                           (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income....................................................................................   $    277,935         11,474
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................................................         57,718         22,328
     Provision for loan losses..................................................................             --         12,766
     Income tax benefit.........................................................................        (87,000)            --
     Compensation expense for ESOP Trust........................................................         12,500         12,500
     Decrease in accrued interest receivable and other assets...................................         31,269         10,941
     Increase (decrease) in accrued interest payable and other liabilities......................         (2,481)        54,798
       Net cash provided by operating activities................................................        289,941        124,807
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities....................................................       (454,679)            --
  Purchases of held-to-maturity securities......................................................       (494,063)            --
  Proceeds from maturities and principal payments of available-for-sale securities..............        373,405         47,838
  Proceeds from maturities and principal payments of held-to-maturity securities................      1,265,355        291,250
  Net decrease in interest-bearing deposits in banks............................................             --        100,000
  Purchase of property and equipment............................................................        (53,883)            --
  Net decrease (increase) in loan portfolio.....................................................        201,777       (793,282)
       Net cash used in investing activities....................................................        837,912       (354,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits...........................................................      5,448,737     (2,583,184)
  Repayments of long term debt..................................................................        (12,500)       (12,500)
       Net cash provided by (used in) financing activities......................................      5,436,237     (2,595,684)
Net increase (decrease) in cash and cash equivalents............................................      6,564,090     (2,825,071)
CASH AND CASH EQUIVALENTS, beginning of period..................................................     14,399,076      6,241,640
CASH AND CASH EQUIVALENTS, end of period........................................................   $ 20,963,166      3,416,569
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid.................................................................................   $    510,773        180,649
  Income taxes paid.............................................................................             --             --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The following discussion of the financial condition of Tysons Financial Corporation (the "Company") and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein. Results reflect the operations of the Company and the Company's subsidiary Tysons National Bank (the "Bank"), during the first quarter ended March 31, 1996 and 1995.

     Net income for the first quarter of 1996 reached $278,000 for an increase of $267,000 as compared to the same period in 1995. Earnings per share for the first quarter of 1996 were $0.44 as compared to $0.02 for the same period in 1995. Return on average assets was 1.57% for the first quarter of 1996 and 0.13% for the same period of 1995. Return on average equity was 26.00% for the first quarter of 1996 as compared to 1.35% for the same period in 1995. Equity to average assets for the first quarter of 1996 was 6.24% as compared to 9.85% for the same period in 1995.

     As of March 31, 1996 the Company's total assets were $76,349,000 as compared to $70,611,000 as of December 31, 1995, which represented an increase of 8.1%. The 1996 first quarter growth of $5,673,000 was primarily due to the growth of deposits from new and existing customers. The Bank's overall asset size and customer base, both individual and business, increased significantly during 1995, which trend continued into the first quarter of 1996.

     Total loans, net of allowance for loan losses, at March 31, 1996 were $43,579,000 as compared to $43,775,000 at December 31, 1995, which represented a decrease of $196,000. Growth in loans was inhibited by the severe winter weather of January and February 1996. Although some new loans were funded, outstanding balances on loans were reduced or paid off resulting in the reduced outstanding loan balances at March 31, 1996. Changes in the balances of total loans from December 31, 1995 to March 31, 1996 include an increase in equity lines of credit of $1,314,000 with smaller increases in real estate construction and consumer loans, offset by a decrease of $1,779,000 in commercial loans and smaller decreases in commercial real estate loans. The composition of the loan portfolio as of March 31, 1996 and December 31, 1995 is presented below.

TABLE 1: COMPOSITION OF LOAN PORTFOLIO


                                                                                    MARCH 31, 1996        DECEMBER 31, 1995
                                                                                                % OF                    % OF

LOAN CATEGORY                                                                      AMOUNT       TOTAL      AMOUNT       TOTAL
Commercial....................................................................   $12,573,682     28.4    $14,352,202     32.2
Real estate-construction......................................................     2,343,543      5.3      1,990,779      4.5
Real estate-residential.......................................................    10,539,026     23.8      9,225,299     20.7
Real estate-commercial........................................................    12,068,975     27.2     12,311,371     27.7
Consumer......................................................................     6,788,433     15.3      6,638,593     14.9
Gross loans...................................................................    44,313,659    100.0     44,518,244    100.0
Less:

  Unearned income.............................................................      (156,098)               (158,906)
                                                                                  44,157,561              44,359,338
  Allowance for loan losses...................................................      (578,755)               (584,528)
Net loans.....................................................................   $43,578,806             $43,774,810

     Average loans as a percentage of average total earning assets decreased to 66.4% at March 31, 1996, as compared to 71.9% as of December 31, 1995 due to the growth in deposits which exceeded loan growth. Table 2 below is a summary of the composition of earning assets as of March 31, 1996, as compared to December 31, 1995.

TABLE 2: SUMMARY OF EARNING ASSETS


                                                                                    MARCH 31, 1996        DECEMBER 31, 1995
                                                                                                % OF                    % OF

EARNING ASSETS                                                                     AMOUNT       TOTAL      AMOUNT       TOTAL
Federal funds sold............................................................   $13,200,000     19.9    $ 8,910,000     14.1
Interest bearing deposits in banks............................................       100,000      0.1        100,000      0.1
Investment securities:

  Available-for-sale..........................................................     5,050,936      7.6      4,965,773      7.9
  Held-to-maturity............................................................     4,504,951      6.8      5,273,850      8.4
Loans, net of unearned income.................................................    43,578,806     65.6     43,774,810     69.5
Total earning assets..........................................................   $66,434,693    100.0    $63,024,433    100.0

     Federal funds sold and cash and due from banks at March 31, 1996 totaled $20,963,000 compared to $14,399,000 at December 31, 1995, representing an increase of $6,564,000, or 45.6%. Cash and due from banks increased by $2,274,000, or 41.4% and federal funds sold increased by $4,290,000, or 48.1% during such period. The increase was primarily attributable to increased balances in certain customer escrow accounts.

     Total deposits were $70,942,000 at March 31, 1996, up from $65,493,000 at December 31, 1995, representing an increase of 8.3%. The growth of $5,449,000 was primarily the result of increased balances in certain customer escrow accounts. Non-interest bearing deposits, which represent 28.1% of deposits, increased by $2,371,000 while interest-bearing deposit accounts, which represent 71.9% of deposits, increased $3,078,000.

RESULTS OF OPERATIONS

     The Company's net income for the first quarter of 1996 was $278,000, a $267,000 increase from the $11,000 net income for the same period in 1995. This net income represented a return on average assets of 1.57% for the first quarter of 1996 as compared to 0.13% for the same period in 1995. Return on average equity improved to 26.00% in the quarter ended March 31, 1996 from 1.35% for the same period in 1995. The Company's growth in assets and liabilities was the primary reason for the increase in net income. Average assets rose from $35,605,000 in the first quarter of 1995 to $71,193,000 in the first quarter of 1996. One significant source of the increase in assets and liabilities was the purchase on May 15, 1995, of $13,000,000 in loans and assumption of $20,100,000 of deposits from Suburban Bank. Net interest income for the quarter ended March 31, 1996 increased by $389,000, or 77.3%, over the same period of 1995. Non-interest income for the first quarter of 1996 increased by $26,000, or 48.2% over the same period in 1995, while non-interest expenses increased by $249,000 or 46.6%.

     There was no provision for loan losses in the first quarter of 1996. Because there was no growth or deterioration in the Bank's loan portfolio, the allowance for loan losses, which represents 1.31% of outstanding loans, is considered adequate by management.

     The Company recognized an income tax benefit of $87,000 in the first quarter of 1996. The income tax benefit relates to a reduction in the deferred tax asset valuation allowance based upon the Company's profitability in 1995 and projected profitability over the next twelve months. There was no tax benefit recorded in the first quarter of 1995.

     Net income per share was $0.44 for the quarter ended March 31, 1996 which was a significant improvement from the $0.02 net income per share for the same period of 1995.

NET INTEREST INCOME

     The primary source of revenue for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances of interest-earning assets and the various rate spreads between the interest-earning assets and the Company's funding sources.

     Net interest income was $893,000 for the quarter ended March 31, 1996, a 77.2% increase from the net interest income of $504,000 earned during the same period of 1995. Earning assets averaged $65,631,000 in the first quarter of 1996, a 98.2% increase as compared to $33,114,000 in the first quarter of 1995. The increase in net interest income is due to the growth of the loan portfolio, primarily attributable to the purchase of the Suburban Bank loan portfolio, an increase in the volume of investment securities and federal funds sold, and increases in yields on the loan portfolio and the investment securities due to market rate increases throughout 1995. Average loans as a percentage of total average earning assets decreased to 66.4% in the first quarter of 1996 as compared with 71.9% in the same period of 1995. Total average investment securities as a percentage of total average earning assets decreased to 15.3% for the first quarter of 1996, as compared to 25.0% in the same period in 1995. Average federal funds sold increased to 18.3% of total average earning assets for the first quarter of 1996 as compared to 3.1% for the same period in 1995.

     Interest income on loans of $1,104,000 for the first quarter of 1996 increased by $533,000, or 93.3% from $571,000 for the same period in 1995, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans ($43,589,000 for the first quarter of 1996 as compared to $23,512,000 for the same period in 1995). The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased to 4.52% in the first quarter of 1996 as compared to 5.17% for the same period in 1995. The lower net interest spread was attributable to the increase in deposits for the first quarter of 1996 that had not yet been disbursed into loans. To the extent that balances are moved from lower yielding federal funds sold to loans, the yield on earning assets is expected to increase.

NON-INTEREST INCOME

     Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.

     Non-interest income in the first quarter of 1996 was $80,000, an increase of $26,000, or 48.1%, from $54,000 for the same period of 1995. The increase was primarily due to volume increases in the number of deposit accounts as a result of the Suburban Bank transaction, which generated more check activity and increased fee income. Deposit service charges accounted for 63.0% and 48.9% of total non-interest income for the quarters ended March 31, 1996 and 1995, respectively.

NON-INTEREST EXPENSE

     Non-interest expense totaled $782,000 for the quarter ended March 31, 1996, as compared to $534,000 for the same period of 1995, an increase of $248,000, or 46.4%. Although total non-interest expense increased during the first quarter of 1996, non-interest expense as a percentage of average total assets decreased to 1.1% in the first quarter of 1996 as compared to 1.5% for the same period in 1995.

     Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 50.0% of total non-interest expenses for the first quarter of 1996 and 51.6% for the same period of 1995. Salaries and employee benefits increased by $116,000, or 42.2%, for the first quarter of 1996 as compared to the same period in 1995. The increase was mainly attributable to increased staffing as a result of the addition of the Reston Branch and additional operations staff necessary to efficiently service the increased customer base.

     Operations expense increased $47,000 or 45.2% primarily due to increased data processing expenses. Data processing expenses for the first quarter of 1996 increased by $29,000, or 80.6%, as compared to the same period in 1995. The increases in data processing expenses are primarily volume driven. The increase was related to the addition of the Reston Branch and the overall increase in the Bank's transaction volume.

     Occupancy and equipment expenses for the first quarter of 1996 increased by $33,000, or 57.9% as compared to the same period in 1995. The increase was due to the addition of the Reston branch.

     Administrative expense increased by $52,000 or 53.1% primarily due to increased legal and professional expenses. The increase was primarily due to an increase in fees paid to the external auditors and regulators as a result of the increase in the Bank's asset size.

INCOME TAX BENEFIT

     The Company recognized a net income tax benefit of $87,000 in the first quarter of 1996, as compared to zero in the first quarter of 1995, related to a reduction in the deferred tax asset valuation allowance. Subject to future profitability, the Company expects to record additional tax benefits until the net operating loss carryforwards are depleted.

     Prior to December 31, 1995, management determined that a valuation allowance was necessary for the entire amount of the deferred tax asset. This decision was based on the lack of sufficient profitable operating history of the Company. Based upon the profitability of the Company in 1995 and projected profitability of the Company during 1996, management reassessed the need for a valuation allowance and recorded a net $337,000 deferred tax asset, which is the amount management considers is more likely than not to be realized.

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

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of March 31, 1996, the Company had two non-accrual loans totaling $309,000 as compared to zero as of March 31, 1995. With respect to one such non-accrual loan of $266,000, the Bank subsequently held a foreclosure sale and has entered into a sale agreement pursuant to which the Bank expects to recover the full amount of principal, interest and expenses.

     For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance for loan loss or that additional increases in the loan loss allowance will not be required. The Company made no provision for loan losses for the first quarter of 1996 as compared to $13,000 in the first quarter of 1995. The Bank's total loan balances remained constant with no significant deterioration in the loan portfolio and therefore management determined no additional provision was necessary. As of March 31, 1996, the allowance for loan losses amounted to $579,000, which represented 1.31% of outstanding loans as compared to 1.32% at December 31, 1995.

     Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of March 31, 1996 consisted of the two non-accrual loans totaling $309,000. The non-performing loans were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $72,000 in non-performing assets as of March 31, 1995.

     The Company adopted the provisions of Statements of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of Loan," as amended by Statements of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," effective January 1, 1995. SFAS 114 and 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral.

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

CAPITAL RESOURCES

     Stockholders' equity was $4,444,000 as of March 31, 1996 as compared to $4,140,000 as of December 31, 1995. The $304,000 increase, or 7.3%, was the result of net income of $277,000 and an increase in the unrealized gain on investment securities available-for-sale. The remaining increase in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

     To date, the Company has provided its capital requirements through the funds received from its initial stock offering which was completed in 1991. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to raise capital through an offering of up to 345,000 shares of Common Stock. However, there can be no assurance that the Company will be able to consummate such an offering or that such an offering could be consummated on terms acceptable to the Company. Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of March 31, 1996 and December 31, 1995. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

     At March 31, 1996 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $8,536,000 which represents 11.0% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obliga-tions. These funds can be obtained by converting assets to cash or by attracting new deposits. Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity in the first quarter of 1996 as increases in deposits totaled $5,449,000. The first quarter of 1995 experienced a reduction in deposits of $2,583,000 and cash maintained in federal funds sold was reduced to offset this decline. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased. In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 1996 the Bank had $227,000 in letters of credit and $12,365,000 in unfunded loan commitments.

     Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 39.6% of average deposits for the first quarter of 1996, as compared to 36.9% for the same period in 1995. Liquidity levels increased in the middle of 1995 with the purchases of deposits from Suburban Bank. The level of liquidity reduced back to levels held before the purchase as funds were shifted into less liquid, higher yielding loans. Average loans were 66.7% of average deposits for the first quarter of 1996, as compared to 75.9% for the first quarter of 1995. Average deposits were 100.5% of average earning assets for the three months ended March 31, 1996 as opposed to 94.8% for the same period of 1995.

     Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $5,051,000 and $4,966,000 as of March 31, 1996 and 1995, respectively.


                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits required by Item 601 Regulation S-K:
   None.

B. Reports on Form 8-K:
   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TYSONS FINANCIAL CORPORATION
                                  --------------------------------------
                                        (Registrant)

                                  By: /s/ Terrie G. Spiro,
                                      ----------------------------------
                                      Terrie G. Spiro, President,
                                      Principal Executive Officer,
                                      and Director

                                  By: /s/ Janet A. Valentine,
                                      ----------------------------------
                                      Janet A. Valentine, Principal
                                      Financial and Accounting
                                      Officer

Date: May 15, 1996