Form 10QSB
period 1996-06-30
TYSONS FINANCIAL CORP
filed 1996-08-14
CIK 859632

Conformed Copy

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996

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

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $5.00 per share


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   X        No

As of June 30, 1996, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ____  No _X___

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                      Page(s)

Consolidated Statements of Financial Condition
 as of June 30, 1996 and December 31, 1995  . . . . . . 2

Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 . .3

Consolidated Statements of Cash Flows for the
 six months ended June 30, 1996 and year
 ended December 31, 1995 . . . . . . . . . . . . . . . .4

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                           (unaudited)
                                                             June 30,      December 31,
 Assets                                                        1996            1995
- -----------------------------------------------------------------------------------------
Loans, net                                               $   50,825,665  $    43,774,810
Investment securities available-for-sale, at fair value       8,516,596         4,965,773
Investment securities held-to-maturity, at cost, fair value
    of $4,205,000 in 1996 and $5,300,167 in 1995              4,221,124         5,273,850
Interest-bearing deposits in other banks                         100,000           100,000
Federal funds sold                                           10,345,646         8,910,000
Cash and due from banks                                       5,374,499         5,489,076
Property and equipment, net                                      374,728           319,845
Premium paid for deposits acquired                            1,044,809         1,108,471
Accrued interest receivable and other assets                     908,344           669,474
- -----------------------------------------------------------------------------------------
Total Assets                                             $   81,711,411  $    70,611,299
=========================================================================================

Liabilities and Stockholders' Equity
Liabilities:
    Deposits:
       Noninterest-bearing demand                        $   18,703,282  $    17,618,859
       NOW and money market accounts                         32,704,661       26,945,735
       Savings                                                3,103,903        3,215,240
       Certificates of deposit, $100,000 and over             2,780,140        3,137,699
       Certificates of deposit, under $100,000               15,699,584       14,575,624
- -----------------------------------------------------------------------------------------
    Total deposits                                           72,991,570       65,493,157

    Accrued interest payable and other liabilities              596,768           552,673
    Long-term debt                                              400,000           425,000
- -----------------------------------------------------------------------------------------
Total Liabilities                                            73,988,338       66,470,830
- -----------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, par value $5; 10,000,000 shares authorized;
       1,071,119 shares issued and outstanding in 1996
       668,619 shares issued and outstanding in 1995          5,355,595         3,343,095
    Additional paid-in capital                                4,071,394         3,071,860
    ESOP Trust, 47,166 shares in 1996 and 48,595 shares        (400,000)         (425,000)
       in 1995
    Accumulated deficit                                      (1,310,539)       (1,864,784)
    Unrealized gain on investment securities
      available-for-sale                                          6,623            15,298
- -----------------------------------------------------------------------------------------
Total Stockholders' Equity                                    7,723,073         4,140,469
- -----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $   81,711,411  $    70,611,299
=========================================================================================

Outstanding shares at month end                               1,071,119          668,619
Book Value at month end                                           $7.21            $6.19

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

                                             Six months    Six months  Three months Three months
                                                ended        ended        ended         ended
(Unaudited)                                   June 30,      June 30,      June 30,     June 30,
                                                1996          1995         1996          1995
- -------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                    $   2,267,953 $  1,428,057 $  1,163,934 $    857,533
   Investment securities:
      Available-for-sale                          181,427      106,138       95,688       54,551
      Held-to-maturity                            139,625      118,481       65,264       58,830
   Federal funds sold                             327,467       75,985      166,617       61,357
   Deposits in other banks                          3,072        5,453        1,485        2,696
- -------------------------------------------------------------------------------------------------
Total interest income                           2,919,544    1,734,114    1,492,988    1,034,967
- -------------------------------------------------------------------------------------------------

Interest expense:
   Interest on deposits:
      NOW and money market accounts               449,848      247,742      224,849      147,659
      Savings accounts                             46,311       58,703       23,002       30,329
      Certificates of deposit, under $100,000     448,332      146,364      226,628      104,293
      Certificates of deposit, $100,000 and over   95,174       42,678       42,288       31,316
   Interest on short-term borrowings                  443       2,123             443     1,154
   Interest on long-term debt                       21,444      25,348         10,569     12,605
- -------------------------------------------------------------------------------------------------
Total interest expense                          1,061,552      522,958       527,779     327,356
- -------------------------------------------------------------------------------------------------

Net interest income                             1,857,992    1,211,156       965,209     707,611

Provision for loan losses                           52,060     147,907         52,060    135,141
- -------------------------------------------------------------------------------------------------

Net interest income after provision for loan
  losses                                         1,805,932    1,063,249       913,149     572,470

Non-interest income:
   Service charge income                           92,473       98,175       41,726       71,590
   Other income                                    64,809       43,931       35,057       16,182
- -------------------------------------------------------------------------------------------------
Total non-interest income                         157,282      142,106       76,783       87,772
- -------------------------------------------------------------------------------------------------

Non-interest expense:
   Salaries and employee benefits                 787,709      574,321      396,912      299,214
   Occupancy, equipment and depreciation          191,243      133,550      101,193       76,129
   Operations expense                             301,172      246,923      149,923      143,345
   Administration expense                         314,163      184,427      163,913       73,991
- -------------------------------------------------------------------------------------------------
Total non-interest expense                      1,594,287    1,139,221      811,941      592,679
- -------------------------------------------------------------------------------------------------
Net income before income taxes                    368,927       66,134      177,991       67,563
Income tax benefit                               (172,000)           -      (85,000)           -
- -------------------------------------------------------------------------------------------------
Net income                                  $     540,927 $     66,134 $    262,991 $     67,563
- -------------------------------------------------------------------------------------------------

Net income per share                        $        0.78 $       0.11 $       0.34 $       0.11
Weighted average shares outstanding               689,144      615,497      770,503      616,211

3

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

(Unaudited)                                                   Six months         Six months
                                                                ended              ended
                                                            June 30, 1996     June 30, 1995
                                                          ---------------     --------------
Cash flows from operating activities:
    Net income                                                 $  540,927  $     66,134
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                               117,583          38,027
    Amortization of
    Provision for loan losses                                    52,060         147,907
    Income tax benefit                                         (172,000)           --
    Compensation expense for ESOP Trust                          25,000          25,000
    Decrease (increase) in accrued interest receivable
      and other assets                                         (238,870)        (61,149)
    Increase (decrease) in accrued interest payable and
      other liabilities                                          44,095         155,150
                                                            --------------------------
Net cash provided by operating activities                       368,795         371,069
                                                            --------------------------
Cash flows from investing activities:
    Purchases of available-for-sale securities               (4,464,904)           --
    Purchases of held-to-maturity securities                   (995,000)           --
    Proceeds from maturities and principal payments of
       available-for-sale securities                            899,382         169,908
    Proceeds from maturities and principal payments of
       held-to-maturity securities                            2,025,639         590,067
    Net decrease in interest-bearing deposits in banks             --           200,000
    Premium paid for deposits acquired                             --        (1,185,320)
    Purchase of property and equipment                          104,625        (106,078)
    Net decrease (increase) in loan portfolio                (7,102,915)    (17,566,515)
    Issuance of common stock                                  3,012,034            --
                                                           --------------------------
Net cash used in investing activities                        (6,521,139)    (17,897,938)
                                                           --------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                       7,498,413      22,967,175
    Repayments of long term debt                                (25,000)        (25,000)
                                                            --------------------------
Net cash provided by (used in) financing activities           7,473,413      22,942,175
                                                             --------------------------
Net increase(decrease) in cash and cash equivalents           1,321,069       5,415,306
Cash and cash equivalents, beginning of period               14,399,076       6,241,640
                                                            --------------------------
Cash and cash equivalents, end of period                   $ 15,720,145    $ 11,656,946
                                                             --------------------------
Supplemental disclosures of cash flow information:

    Interest paid                                          $  1,048,922    $    478,527
    Income taxes paid                                              --              --
                                                             -------------------------


ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview

        The following discussion of the financial condition and results of operations of Tysons Financial Corporation (the "Company") should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein. Results reflect the operations of the Company and the Tysons National Bank, the Company's wholly owned subsidiary ("the Bank") during the six months ended June 30, 1996 and 1995.

        Net income for the first six months of 1996 reached $541,000 for an increase of $475,000 over the same period of 1995. Earnings per share for the six month period ended June 30, 1996 were $0.78 as compared to $0.11 over the same period of 1995. Return on average assets was 1.49% for the first half of 1996 and 0.32% for the same period of 1995. Return on average equity was 21.34% for the first six months of 1996 as compared to 3.71% for the same period in 1995. Equity to average assets was 10.60% for the first six months of 1996 and 8.56% for the same period in 1995.

        As of June 30, 1996 the Company's total assets were $81,711,000 as compared to $70,611,000 as of December 31, 1995 which represented an increase of 15.7%. The 1996 first six months' growth of $11,100,000 was primarily due to the growth of deposits from new and existing customers. The Bank's overall asset size and customer base, both individual and business, increased significantly during 1995, which trend continued into the first half of 1996.

        Total loans, net of allowance for loan losses, at June 30, 1996 were $50,826,000 as compared to $43,775,000 at December 31, 1995, which represented an increase of $7,051,000 or 16.1%. Growth in loans was inhibited by the severe winter weather of January and February 1996, however loan demand in March through June increased significantly from the January and February levels. Changes in the balances of total loans from December 31, 1995 to June 30, 1996 were increases in equity lines of credit of $2,815,000, commercial real estate of $2,005,000, and consumer loans of $1,094,000 with smaller increases in real estate construction and commercial loans. The composition of the loan portfolio as of June 30, 1996 and December 31, 1995 is presented below.

Table 1:  Composition of Loan Portfolio

                                             June 30, 1996        December 31, 1995
                                           -----------------  -------------------
                                                          % of                            % of
 Loan Category                                Amount        Total            Amount         Total
 -------------                               -------       -----            -------        -----
Commercial                                 $14,829,537      28.7           $14,352,202      32.2
Real estate-construction                     2,663,066       5.2             1,990,779       4.5
Real estate-residential                     12,078,648      23.4             9,225,299      20.7
Real estate-Commercial                      14,316,312      27.7            12,311,371      27.7
Consumer                                     7,732,617      15.0             6,638,593      14.9
                                             ---------      ----             ---------      ----

Gross loans                                 51,620,180     100.0            44,518,244     100.0
                                            ----------     -----            ----------     -----
Less:
 Unearned income                             (195,624)                       (158,906)
                                             ---------                       ---------
                                            51,424,556                      44,359,338
 Reserve for loan losses                     (598,891)                       (584,528)
                                             ---------                       ---------

Net loans                                  $50,825,665                     $43,774,810
                                           -----------                     -----------


        Average loans as a percentage of average total earning assets decreased to 66.7% at of June 30, 1996, as compared to 71.9% as of December 31, 1995 due to the growth in deposits which exceeded loan growth. Table 2 below is a summary of the composition of earning assets as of June 30, 1996, as compared to December 31, 1995.

Table 2:  Summary of Earning Assets


                                               June 30, 1996                 December 31, 1995
                                                            % of                            % of
Earning Asset                               Amount         Total            Amount         Total
                                            -------        -----            -------        -----
Federal funds sold                        $10,345,646      13.9            $8,910,000      14.1
Interest bearing
   deposits in banks                          100,000       0.1               100,000       0.1
Investment securities

   Available-for-sale                       8,516,596      11.4             4,965,773       7.9
   Held-to-maturity                         4,221,124       5.7             5,273,850       8.4
Loans,net of unearned                      51,424,556      68.9            43,774,810      69.5
                                           ----------      ----            ----------      ----
   income

Total earning assets                      $74,607,922     100.0           $63,024,433     100.0
                                          -----------     -----           -----------     -----


        Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and due from banks at June 30, 1996 totaled $15,720,000 compared to $14,399,000 at December 31, 1995, representing an increase of $1,321,000, or 9.2%. Federal funds sold represented all of the increase with cash and due from banks decreasing $114,000. The net increase was attributable to the increase in overall volume of the Bank's deposit base.

        Total deposits were $72,992,000 at June 30, 1996, up from $65,493,000 at December 31, 1995, representing an increase of 11.5%. The growth of $7,499,000 was primarily the result of increased balances in certain customer escrow accounts. Non-interest bearing deposits increased by $1,084,000 while interest-bearing deposit accounts increased $6,414,000. Table 3 presents the composition of deposits on June 30, 1996 as compared to December 31, 1995.

Table 3:  Deposit Summary

                                              June 30, 1996                   December 31, 1995
                                                            % of                            % of
                                             Amount         Total            Amount         Total
Non-interest bearing demand                $18,703,282      25.6          $17,618,859        26.9
NOW and Money Market                        32,704,661      44.8           26,945,735        41.1
Savings                                      3,103,903       4.3            3,215,240         4.9
Time, $100,000 and over                      2,780,140       3.8            3,137,699         4.8
Time, under $100,000                        15,699,584      21.5           14,575,624        22.3
                                            ----------      ----           ----------        ----

Total deposits                             $72,991,570     100.0          $65,493,157       100.0
                                           -----------     -----          -----------       -----


        Results of Operations for the Three Months Ended June 30, 1996 and 1995.

        Net income for the three months ended June 30, 1996 was $263,000, a $195,000 increase from the $68,000 net income for the same quarter of 1995. The primary reason for the increase was the Company's growth in assets and liabilities. Assets rose from 62,303,000 at June 30, 1995 to $81,711,000 at June 30, 1996. Net interest income for the quarter ended June 30, 1996 increased $258,000 or 36.4% over the same quarter of 1995. During the same time period non-interest income decreased $11,000 due to a reduction in overdraft and return check charges. In the second quarter of 1995 the Company had several customers incurring large fees in this service charge area. These customers are no longer incurring the same level of charges, resulting in a reduction in checking account fee income in the second quarter of 1996. Non-interest expenses increased $219,000 or 36.9% over the same period of 1995 due to increased operational and facility costs of additional customers and the Reston branch which opened in May of 1995.

        In view of the loan growth for 1996 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $52,000 was made for loan losses in the first half of 1996. The allowance for loan losses at June 30, 1996 is 1.16% of outstanding loans.

        In addition, the Company recognized a net income tax benefit of $85,000 in the three months ended June 30, 1996 as compared to zero in the same period of 1995. Based upon the Company's profitability for the year ended December 31, 1995 and projected profitability for the twelve months ending June 30, 1997, management determined that a 100% valuation allowance was no longer needed against the deferred tax asset.

        Net income per share was $0.34 for the three month period ended June 30, 1996 which was a significant improvement form the $0.11 net income per share for the same period of 1995.

        Results of Operations for the Six Months Ended June 30, 1996 and 1995.

        The Company's net income for the six months ended June 30, 1996, was $541,000, a $475,000 increase from the $66,000 net income for the same period of 1995. The net income represented a return on average assets of 1.49% for the first half of 1996 as compared to 0.32% for the first half of 1995. Return on average equity improved to 21.34% in the six month period ended June 30, 1996 from 3.71% for the same period of 1995. The Company's continued growth in assets and liabilities was the primary reason for the increase in net income. Average assets rose from $42,259,000 to $72,845,000 in the first half of 1995 and 1996, respectively. One significant source of the increase in average assets and average liabilities was the purchase on May 15, 1995, of $13,000,000 in loans and acquisition of $20,100,000 of deposits from Suburban Bank of Virginia, N.A.("Suburban Bank"). Net interest income for the six months ended June 30, 1996 increased $647,000, or 53.4%, over the same period of 1995. During the same time periods non-interest income increased $15,000, or 10.7%. Non-interest expenses were $455,000 for the first six month period of 1996, representing a 39.9% increase as compared to the same period of 1995.

        In view of the loan growth for 1996 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $52,000 was made for loan losses in the first half of 1996. The allowance for loan losses at June 30, 1996 is 1.16% of outstanding loans.

        In addition, the Company recognized a net income tax benefit of $172,000 in the first half of 1996, as compared to zero in the first half of 1995. Based upon the Company's profitability for the year ended December 31, 1995 and projected profitability for the twelve months ended June 30, 1997, management determined that a 100% valuation allowance was no longer needed against the deferred tax asset.

        Net income per share was $0.78 for the six month period ended June 30, 1996 which was a significant improvement from the $0.11 net income per share for the same period of 1995.

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

        Net interest income was $1,858,000 for the first six months of 1996, a 53.4% increase from the $1,211,000 earned during the same period of 1995. Earning assets averaged $67,074,000 in the first half of 1996, a 70.9% increase as compared to $39,250,000 in the first half of 1995. The increase in net interest income is due to the growth of the loan portfolio, an increase in the volume of investment securities and federal funds sold, and increases in yields in the loan portfolio and the investment securities due to market rate increases throughout 1995. Average loans as a percentage of total average earning assets decreased to 66.7% in the first half of 1996 as compared with 73.0% in the same period of 1995. Total average investment securities as a percent of total average earning assets decreased for the first half of 1996; representing 15.0% as compared to 20.5% in 1995. Average federal funds sold in the six months ended June 30, 1996 increased to 18.3% of total average earning assets from 6.5% in the comparable period in 1995. The overall increase in average earning assets increased net interest income for the Company in the first six months of 1996.

        Interest income on loans of $2,268,000 for the six months ended June 30, 1996 represented an increase of $840,000, or 58.8% from $1,428,000 for the same period of 1995, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $44,128,000 for the half year ended June 30, 1996 from $28,635,000 for the same period of 1995. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased to 4.57% in the first half of 1996 from 5.18% in the same period of 1995. The lower net interest spread was attributable to the increase in deposits for the first half of 1996 that had not yet been disbursed into loans. To the extent that balances are moved from lower yielding federal funds sold to loans, the yield on earning assets is expected to increase.

        Non-Interest Income

        Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.

        Non-interest income in the six months of 1996 was $157,000, an increase of $15,000, or 10.6%, from $142,000 for the same period of 1995. The increase was primarily due to volume increases in the number of deposit accounts which generated more fee activity for wires, collection fees, and other servicing fees. Deposit service charges accounted for 58.6% and 69.0% of total non-interest income for the six months ended June 30, 1996 and 1995, respectively.

        Non-Interest Expense

        Non-interest expense totaled $1,594,000 for the six month period ended June 30, 1996, as compared to $1,139,000 for the same period of 1995; representing an increase of $455,000, or 39.9%. Although total non-interest expense increased during the first half of 1996, non-interest expense as a percentage of average total assets decreased to 2.2% in the first six months of 1996 as compared to 2.7% for the same period in 1995.

        Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 49.4% of total non-interest expenses for the first half of 1996 and 50.4% in for the same period of 1995. Salaries and employee benefits increased by $214,000, or 37.3%, for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. The increase was mainly attributable to increased staffing as a result of the addition of the Reston branch and additional operations staff necessary to efficiently service the increased customer base.

        Operations expense increased $54,000, or 21.9%, from the first half of 1995 as compared to the first half of 1996 primarily due to increased data processing expenses. The increases in data processing expenses are volume driven. The increase was related to the addition of the Reston branch and the overall increase in the Bank's transaction volume.

        Occupancy and equipment expenses increased by $57,000, or 42.5%. The increase was due to the addition of the Reston Branch rent expense and additional equipment purchases and maintenance necessary to service the increased customer base.

        Administrative expense increased by $130,000 or 70.7% primarily due to increased legal and professional expenses and the amortization of the premium paid on deposits of the Suburban Bank transaction in May 1995. Amortization of the premium was $10,000 for the six months ended June 1995 as compared to $66,000 for the same period of 1996. Legal and other professional expenses increased $35,000 or 32.4% representing additional legal fees associated with increased loan volume and customer deposit base.

               Income Tax Benefit

        The Company recognized a net income tax benefit of $172,000 in the first half of 1996, as compared to zero in the first half of 1995, related to a reduction in the deferred tax asset valuation allowance. This accounted for $172,000 of the $475,000 change in net income from June 30, 1995 to June 30, 1996. Subject to future profitability, the Company expects to record additional tax benefits until the net operating losses are depleted.

        Prior to December 31, 1995, management determined that a valuation allowance was necessary for the entire amount of the deferred tax asset. This decision was based on the lack of sufficient profitable operating history of the Company. Based upon the profitability of the Company in 1995 and projected profitability of the Company for the next twelve months, management reassessed the need for a valuation allowance and recorded a net $422,000 deferred tax asset, which is the amount management considers is more likely than not to be realized.

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

        The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of June 30,1996, the Company had two loans for $114,000 in non-accrual loans as compared to $34,000 as of June 30, 1995.

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

        The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the first half of 1996 of $52,000 as compared to $148,000 in the first half 1995. The Bank's total loan balances increased with no decreases in the loan quality and therefore management determined the above provision was appropriate.

        As of June 30, 1996, the allowance for loan losses was 1.16% of outstanding loans, which was an increase from June 30, 1995 percentage of 1.06%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

        Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of June 30 1996 consisted of two loans for $144,000. The non-performing loan was classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $53,000 in non-performing loans as of June 30, 1995.

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

        There are two impaired loans with an unpaid principal balance of $114,000 at June 30, 1996. These loans are on nonaccrual and have related impairment reserves of $18,000 which represents 100% of the principal balance less the Small Business Administration guarantee applicable to them.

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

        Capital Resources

        Stockholders' equity was $7,723,000 as of June 30, 1996 as compared to $4,140,000 as of December 31, 1995. The $3,583,000 increase, or 86.5%, was the result of the issuance of 402,500 shares of common stock for net proceeds of approximately $3,000,000 and net income of $541,000. The remaining change in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan and a reduction in the unrealized gain on investment securities available-for-sale. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

        Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of June 30, 1996 and December 31, 1995. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

        At June 30, 1996 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $7,023,000 which represents 9.5% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

        Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity in the first half of 1996 as increases in deposits totaled $7,498,000. The first six months of 1996 experienced an increase in deposits of $22,967,000 and an increase in loans of $17,567,000. The Suburban Bank transaction accounted for $20,100,000 of the deposit increase and $13,000,000 of the loan increase as it was completed on May 15, 1995. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased. In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 1996 the Bank had $213,000 in letters of credit and $13,643,000 in unfunded loan commitments.

        Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 39.5% of average deposits for the first half of 1996, as compared to 34.7% for the same period of 1995. Liquidity levels increased in the middle of 1995 with the purchase of deposits from Suburban Bank. The level of liquidity reduced back to levels held before the purchase as funds were shifted into less liquid, higher yielding loans. Average loans were 67.0% of average deposits for the first half of 1996, as compared to 75.7% for the first half of 1995. Average deposits were 99.5% of average earning assets for the six months ended June 30, 1996 as opposed to 96.3% for the same period of 1995.

        Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $8,517,000 and $4,966,000 as of June 30, 1996 and 1995, respectively.

ITEM 1. LEGAL PROCEEDINGS.

Not applicable

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

     The Company held its annual meeting of shareholders on June 14, 1996. The following directors of the Company were re-elected at the meeting: Michael Farnum, Beth W. Newburger, William C. Sellery, Jr., St. Clair Tweedie, and Stephen A. Wannall. The following chart indicates the number of votes for, against, and abstaining with respect to each individual elected.

Director                                   For            Against     Abstaining
- --------                                  ----            -------     ----------
Michael Farnum                            470,693         1,500           0
Beth W. Newburger                         470,693         1,500           0
William C. Sellery                        470,693         1,500           0
St. Clair J. Tweedie                      470,693         1,500           0
Stephen A. Wannall                        470,693         1,500           0


     Immediately after the elections at the meeting, the following persons served as directors of the Company: Class I directors were Joel M. Birken, Zachary A. Kaye, M.D., Alben A. Goldstein, and Stephen A. Wannall. Class II directors were Michael Farnum, Beth W. Newburger, William C. Sellery, Jr., and St. Clair J. Tweedie. Class III directors were J. Patrick Rowland, Richard Schwartz, and Terrie G. Spiro.

        In addition to the election of directors, the Company's shareholders voted at the annual meeting to ratify and approve the Company's independent public accountants. The accounting firm, KPMG Peat Marwick LLP, nominated by management received the following votes: For 466,693, Against 2,500, and Abstaining 3,000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.      Exhibits required by Item 601 Regulation S-K:

        Exhibit 27:    Financial Data Schedule

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

                                  TYSONS FINANCIAL CORPORATION
                                  (Registrant)

                                  BY: /s/Terrie G. Spiro,
                                         Terrie  G.  Spiro, President, Principal
                                         Executive Officer, and Director

                                  BY: /s/Janet A. Valentine,
                                         Janet A. Valentine, Principal
                                         Financial and Accounting
                                         Officer
Date:  August 14, 1996