Form 10QSB
period 1996-09-30
TYSONS FINANCIAL CORP
filed 1996-11-14
CIK 859632

Conformed Copy

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB

         [X]      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996

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
                                    Yes   X          No
                                        ----            ----


As of September 30, 1996, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding.


Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ----     ----

                                     PART I


ITEM 1 - FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS


                                                        Page(s)



Consolidated Statements of Financial Condition
 as of September 30, 1996 and December 31, 1995  . . . . . . 2


Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 . .3


Consolidated Statements of Cash Flows for the nine month
 periods ended September 30, 1996 and 1995. . .  . . . . . . 4

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                                          (unaudited)
                                                                         September 30,      December 31,
 Assets                                                                       1996                1995
-------------------------------------------------------------------------------------------------------------
Loans, net                                                            $       52,013,883  $       43,774,810
Investment securities available-for-sale, at fair value                       11,137,401           4,965,773
Investment securities held-to-maturity, at cost, fair value
     of $4,205,000 in 1996 and $5,300,167 in 1995                              3,919,782           5,273,850
Interest-bearing deposits in other banks                                         100,000             100,000
Federal funds sold                                                            21,643,443           8,910,000
Cash and due from banks                                                        5,524,064           5,489,076
Property and equipment, net                                                      391,086             319,845
Premium paid for deposits acquired                                             1,013,438           1,108,471
Accrued interest receivable and other assets                                   1,004,668             669,474
-------------------------------------------------------------------------------------------------------------
Total Assets                                                          $       96,747,765  $       70,611,299
=============================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
        Noninterest-bearing demand                                    $       20,027,589  $       14,618,859
        NOW and money market accounts                                         46,603,532          26,945,735
        Savings                                                                3,478,787           3,215,240
        Certificates of deposit, $100,000 and over                             3,644,178           3,137,699
        Certificates of deposit, under $100,000                               14,009,545          14,575,624
-------------------------------------------------------------------------------------------------------------
     Total deposits                                                           87,763,631          62,493,157

     Accrued interest payable and other liabilities                              577,773             552,673
     Long-term debt                                                              387,500             425,000
-------------------------------------------------------------------------------------------------------------
Total Liabilities                                                             88,728,904          63,470,830
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, par value $5; 10,000,000 shares authorized;  1,071,119 shares issued and outstanding in 1996
        668,619 shares issued and outstanding in 1995                          5,355,595           3,343,095
     Additional paid-in capital                                                4,069,275           3,071,860
     ESOP Trust, 47,166 shares in 1996 and 48,595 shares                        (387,500)           (425,000)
        in 1995
     Accumulated deficit                                                      (1,019,771)         (1,864,784)
     Unrealized gain on investment securities available-for-sale                   1,262              15,298
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     8,018,861           4,140,469
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $       96,747,765  $       67,611,299
=============================================================================================================

 TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
 Consolidated Statements of Operations

                                                        Nine months        Nine months      Three months      Three months
                                                           ended              ended             ended            ended
 (Unaudited)                                            September 30,      September 30,    September 30,    September 30,
                                                           1996                1995             1996              1995
---------------------------------------------------------------------------------------------------------------------------
 Interest Income:
    Loans                                             $      3,553,777  $      2,493,744   $    1,285,824   $    1,065,687
    Investment securities:
        Available-for-sale                                     325,955           162,360          144,528           56,222
        Held-to-maturity                                       204,661           199,026           65,036           80,545
    Federal funds sold                                         501,043           214,533          173,576          138,548
    Deposits in other banks                                      4,512             7,058            1,440            1,605
---------------------------------------------------------------------------------------------------------------------------
 Total interest income                                       4,589,948         3,076,721        1,670,404        1,342,607
---------------------------------------------------------------------------------------------------------------------------

 Interest expense:
    Interest on deposits:
        NOW and money market accounts                          739,311           449,797          289,463          202,055
        Savings accounts                                        69,981            90,080           23,670           31,377
        Certificates of deposit, under $100,000                663,146           356,523          214,814          210,159
        Certificates of deposit, $100,000 and over             149,363            90,978           54,189           48,300
    Interest on short-term borrowings                            1,856             2,123            1,413                -

    Interest on long-term debt                                  31,618            37,348           10,174           12,000
---------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                      1,655,275         1,026,849          593,723          503,891
---------------------------------------------------------------------------------------------------------------------------

 Net interest income                                         2,934,673         2,049,872        1,076,681          838,716

 Provision for loan losses                                     125,060           212,764           73,000           64,857
---------------------------------------------------------------------------------------------------------------------------

 Net interest income after provision for loan losses         2,809,613         1,837,108        1,003,681          773,859

 Non-interest income:
    Service charge income                                      140,748           169,210           48,275           71,035
    Other income                                                75,319            55,327           10,510           11,396
---------------------------------------------------------------------------------------------------------------------------
 Total non-interest income                                     216,067           224,537           58,785           82,431
---------------------------------------------------------------------------------------------------------------------------

 Non-interest expense:
    Salaries and employee benefits                           1,200,447           899,268          412,738          324,947
    Occupancy, equipment and depreciation                      275,067           224,304           83,824           90,754
    Operations expense                                         594,526           491,936          199,602          192,817
    Administration expense                                     326,768           226,614          106,357           94,383
---------------------------------------------------------------------------------------------------------------------------
 Total non-interest expense                                  2,396,808         1,842,122          802,521          702,901
---------------------------------------------------------------------------------------------------------------------------
 Net income before income taxes                                628,872           219,523          259,945          153,389
 Income tax benefit                                           (202,823)                -          (30,823)               -
---------------------------------------------------------------------------------------------------------------------------
 Net income                                           $        831,695  $        219,523   $      290,768   $      153,389
---------------------------------------------------------------------------------------------------------------------------

 Net income per weighted average share                $           1.04  $           0.36   $         0.28   $         0.25
 Weighted average shares outstanding                           800,818           616,211        1,025,857          617,640

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows


(Unaudited)                                                              Nine months               Nine months
                                                                            ended                     ended
----------------------------------------------------------------------------------------------------------------------
                                                                      September 30, 1996         September 30, 1995
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                        $        831,695           $        219,523
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                              177,914                     84,293
     Provision for loan losses                                                  125,060                    212,764
     Income tax benefit                                                        (202,823)                         -
     Compensation expense for ESOP Trust                                         37,500                     37,500
     Increase in accrued interest receivable and other assets                  (335,194)                   (70,783)
     Increase in accrued interest payable and other liabilities                  25,100                    174,407
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       659,252                    657,704
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of available-for-sale securities                              (8,408,568)                  (321,116)
     Purchases of held-to-maturity securities                                  (995,000)                (3,000,000)
     Proceeds from maturities and principal payments
        of available-for-sale securities                                      2,249,009                    206,761
     Proceeds from maturities and principal payments
        of held-to-maturity securities                                        2,354,723                  1,385,528
     Net decrease in interest-bearing deposits in banks                               -                    200,000
     Acquisition of deposits net of assets and cash acquired                          -                  5,846,618
     Purchase of property and equipment                                        (147,376)                   (97,772)
     Net increase in loan portfolio                                          (8,188,617)                (3,800,171)
     Issuance of common stock                                                 3,012,034                          -
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (10,123,795)                   419,848
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                22,270,474                 10,206,836
     Repayments of long term debt                                               (37,500)                   (37,500)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    22,232,974                 10,169,336
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    12,768,431                 11,246,888
Cash and cash equivalents, beginning of period                               14,399,076                  6,241,640
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $     27,167,507           $     17,488,528
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

     Interest paid                                                     $      1,631,774           $        478,527
     Income taxes paid                                                              721                          -
----------------------------------------------------------------------------------------------------------------------

     The Company acquired loans of $13,032,431, equipment of $43,965, other assets of $19,828, and assumed deposits of $20,101,513 and liabilities of $26,649. The Company paid a premium of $1,185,320 for deposits acquired.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The following discussion of the financial condition and results of operations of Tysons Financial Corporation (the "Company") should be read in conjunction with the Company's financial statements and 1995 annual report on form 10-KSB. Results reflect the operations of the Company and the Tysons National Bank, the Company's wholly owned subsidiary ("the Bank") during the nine months ended September 30, 1996 and 1995.

         Net income for the first nine months of 1996 reached $832,000 for an increase of $612,000 over the same period of 1995. Earnings per share for the nine month period ended September 30, 1996 were $1.04 as compared to $0.36 over the same period of 1995. Return on average assets was 1.44% for the first nine months of 1996 and 0.59% for the same period of 1995. Return on average equity was 18.18% for the first nine months of 1996 as compared to 7.86% for the same period in 1995. Equity to average assets was 10.49% for the first nine months of 1996 and 7.58% for the same period in 1995.

         At September 30, 1996 the Company's total assets were $96,748,000 as compared to $70,611,000 at December 31, 1995 which represented an increase of 37.0%. More than half of the 1996 first nine months' growth of $26,137,000 was due to new deposit relationships and increased deposits of existing customers. The remaining increase was due to the growth of deposits from an existing escrow fund customer.

         Total loans, net of allowance for loan losses, at September 30, 1996 were $52,014,000 as compared to $43,775,000 at December 31, 1995, which represented an increase of $8,239,000 or 18.8%. Growth in loans was inhibited by the severe winter weather of January and February 1996, however loan demand in March through September increased significantly from the January and February levels. Changes in the balance of total loans from December 31, 1995 to September 30, 1996 reflect increases in equity lines of credit and residential real estate of $3,475,000, commercial real estate of $1,472,000, and consumer loans of $1,787,000 with smaller increases in real estate construction of $1,018,000 and commercial loans of $585,000. The composition of the loan portfolio as of September 30, 1996 and December 31, 1995 is presented below.

Table 1:  Composition of Loan Portfolio


                                                          September 30, 1996                     December 31, 1995
                                                                          % of                                   % of
 Loan Category                                           Amount          Total                  Amount          Total
 -------------                                           -------         -----                  -------         -----
Commercial                                             $14,937,469        28.3                $14,352,202        32.2
Real estate-construction                                 3,008,997         5.7                  1,990,779         4.5
Real estate-residential                                 12,699,870        24.0                  9,225,299        20.7
Real estate-Commercial                                  13,782,803        26.1                 12,311,371        27.7
Consumer                                                 8,425,774        15.9                  6,638,593        14.9
                                                         ---------        ----                  ---------        ----

Gross loans                                             52,854,913       100.0                 44,518,244       100.0
                                                        ----------       -----                 ----------       -----
Less:
 Unearned income                                          (181,899)                              (158,906)
                                                         ---------                              ---------
                                                        52,673,014                             44,359,338
 Reserve for loan losses                                  (659,131)                              (584,528)
                                                         ---------                              ---------

Net loans                                              $52,013,883                            $43,774,810
                                                       -----------                            -----------

         Average loans as a percentage of average total earning assets decreased to 63.2% as of September 30, 1996, as compared to 71.9% as of December 31, 1995 due to the growth in deposits which exceeded loan growth. Table 2 below is a summary of the composition of earning assets as of September 30, 1996, as compared to December 31, 1995.

Table 2:  Summary of Earning Assets

                                                        September 30, 1996                       December 31, 1995
                                                                       % of                                    % of
Earning Asset                                          Amount          Total                    Amount         Total
                                                       -------         -----                    -------        -----
Federal funds sold                                   $21,643,443        24.2                  $8,910,000        14.1
Interest bearing
   deposits in banks                                     100,000         0.1                     100,000         0.1
Investment securities
   Available-for-sale                                 11,137,401        12.4                   4,965,773         7.9
   Held-to-maturity                                    3,919,782         4.4                   5,273,850         8.4
Loans, net of unearned income                         52,673,014        58.9                  43,774,810        69.5
                                                      ----------        ----                  ----------        ----

Total earning assets                                 $89,473,640       100.0                 $63,024,433       100.0
                                                     -----------       -----                 -----------       -----


         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and due from banks at September 30, 1996 totaled $27,168,000 compared to $14,399,000 at December 31, 1995, representing an increase of $12,769,000. Federal funds sold represented most of the increase with cash and due from banks increasing $35,000. The increase was attributable to the escrow deposits of an established customer and increases in overall volume of the Bank's deposit base. The Bank is aware of the dates the escrow balances are expected to be paid and consequently invests those deposits in federal funds sold when they are due. At September 30, 1996 there were approximately $7,000,000 in escrow funds for one existing customer and $3,000,000 in temporary deposits for a new customer relationship in the federal funds balances that have since been paid out.

         Total deposits were $87,764,000 at September 30, 1996, up from $65,493,000 at December 31, 1995, representing an increase of 34.0%. The growth of $22,271,000 was partially the result of increased balances in certain customer escrow accounts. The remaining growth was due to new deposit relationships and increased deposits of other existing customers. Non-interest bearing deposits increased by $2,409,000 while interest-bearing deposit accounts increased $19,862,000. Table 3 presents the composition of deposits on September 30, 1996 as compared to December 31, 1995.

Table 3:  Deposit Summary


                                                        September 30, 1996                       December 31, 1995
                                                                         % of                                    % of
                                                        Amount           Total                  Amount           Total
                                                        ------           -----                  ------           -----
Non-interest bearing demand                           $20,027,589         22.8               $17,618,859          26.9
NOW and Money Market                                   46,603,532         53.1                26,945,735          41.1
Savings                                                 3,478,787          4.0                 3,215,240           4.9
Time, $100,000 and over                                 3,644,178          4.2                 3,137,699           4.8
Time, under $100,000                                   14,009,545         15.9                14,575,624          22.3
                                                       ----------         ----                ----------          ----

Total deposits                                        $87,763,631        100.0               $65,493,157         100.0
                                                      -----------        -----               -----------         -----


         Results of Operations for the Three Months Ended September 30, 1996 and 1995.

         Net income for the three months ended September 30, 1996 was $291,000, a $138,000 increase from the $153,000 net income for the same quarter of 1995. The primary reason for the increase was the Company's growth in assets and liabilities. Assets rose from $69,836,000 at September 30, 1995 to $96,748,000 at September 30, 1996. Net interest income for the quarter ended September 30, 1996 increased $238,000 or 28.4% over the same quarter of 1995. During the same time period non-interest income decreased $23,000 due to a reduction in overdraft and return check charges. In 1995 the Company had several customers incurring large fees in this service charge area. These customers are no longer incurring the same level of charges, resulting in a reduction in checking account fee income in the third quarter of 1996. Non-interest expenses increased $100,000 or 14.2% over the same period of 1995 due to increased operational and facility costs of additional customers' transactions. The Bank opened its third branch location in McLean, Virginia on September 30, 1996 whose operational expenses did not affect the third quarter of 1996. The allowance for loan losses at September 30, 1996 was 1.25% of outstanding loans.

         In view of the loan growth for 1996 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $73,000 was made for loan losses in the third quarter of 1996.

         In addition, the Company recognized a net income tax benefit of $31,000 in the three months ended September 30, 1996 as compared to zero in the same period of 1995. Based upon the Company's profitability for the nine months ended September 30, 1996 and projected future profitability, management determined that a valuation allowance was no longer needed against the deferred tax asset.

         Net income per share was $0.28 for the three month period ended September 30, 1996 as compared to $0.25 net income per share for the same period of 1995.

         Results of Operations for the Nine Months Ended September 30, 1996 and 1995.

         The Company's net income for the nine months ended September 30, 1996, was $832,000, a $612,000 increase from the $220,000 net income for the same period of 1995. The net income represented a return on average assets of 1.44% for the nine months ended September 30, 1996 as compared to 0.59% for the same period of 1995. Return on average equity improved to 18.18% in the nine month period ended September 30, 1996 from 7.86% for the same period of 1995. The Company's continued growth in assets and liabilities was the primary reason for the increase in net income. Average assets rose from $49,600,000 to $76,448,000 in the first nine months of 1995 and 1996, respectively. One significant source of the increase in average assets and average liabilities was the purchase on May 15, 1995, of $13,000,000 in loans and acquisition of $20,100,000 of deposits from Suburban Bank of Virginia, N.A.("Suburban Bank"). Net interest income for the nine months ended September 30, 1996 increased $885,000, or 43.2%, over the same period of 1995. During the same time periods non-interest income decreased $8,000, or 3.8% due to a reduction in overdraft and return check charges. In 1995 the Company had several customers incurring large fees in this service charge area. These customers are no longer incurring the same level of charges, resulting in a reduction in checking account fee income. Non-interest expenses were $2,397,000 for the first nine months of 1996 representing a 30.1% increase as compared to the same period of 1995 due to increased costs of the additional branch in Reston opened in May of 1995 and increased costs of increased customers' transactions.

         In view of the loan growth for 1996 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $125,000 was made for loan losses in the first nine months of 1996. The allowance for loan losses at September 30, 1996 is 1.25% of outstanding loans.

         In addition, the Company recognized a net income tax benefit of $203,000, as compared to zero in the first nine months of 1995. Based upon the Company's profitability for the nine months ended September 30, 1996 and projected future profitability, management determined that a valuation allowance was no longer needed against the deferred tax asset.

         Net income per weighted average share was $1.04 for the nine month period ended September 30, 1996 which was a significant improvement from the $0.36 net income per weighted average share for the same period of 1995.


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

         Net interest income was $2,935,000 for the first nine months of 1996, a 43.2% increase from the $2,050,000 earned during the same period of 1995.
Earning assets averaged $70,826,000 in the first nine months of 1996, a 54.0% increase as compared to the average of $45,993,000 in the first nine months of 1995. The increase in net interest income is due to the growth of the loan portfolio, an increase in the volume of investment securities and federal funds sold, and increases in yields in the loan portfolio and the investment securities due to market rate increases throughout 1995. Average loans as a percentage of total average earning assets decreased to 66.4% in the first nine months of 1996 as compared with 71.2% in the same period of 1995. Total average investment securities as a percent of total average earning assets decreased for the first nine months of 1996, representing 15.6% as compared to 18.2% in 1995. Average federal funds sold in the nine months ended September 30, 1996 increased to 17.4% of total average earning assets from 10.6% in the comparable period in 1995. The overall increase in average earning assets increased net interest income for the Company in the first nine months of 1996.

         Interest income on loans of $3,554,000 for the nine months ended September 30, 1996 represented an increase of $1,060,000, or 42.5% from $2,494,000 for the same period of 1995. This represents the largest dollar increase in interest income and reflects the increase in the average balance of loans of $47,058,000. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased to 4.56% in the first nine months of 1996 from 4.68% in the same period of 1995. The lower net interest spread was attributable to the increase in deposits that outpaced the growth in loans for the first nine months of 1996. These deposit funds had not yet been disbursed into loans as of September 30, 1996. To the extent that balances are moved from lower yielding federal funds sold to loans, the yield on earning assets is expected to increase.

         Non-Interest Income

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.
         Non-interest income in the first nine months of 1996 was $216,000, a decrease of $8,000, or 3.8%, from $225,000 for the same period of 1995. In 1995 the Company had several customers incurring large fees in this service charge area. These customers are no longer incurring the same level of charges, resulting in a reduction in checking account fee income in the third quarter of 1996. Volume increases in the number of deposit accounts which generated more fee activity for wires, collection fees, and other servicing fees offset the reduced service charge income. Deposit service charges accounted for 65.1% and 75.4% of total non-interest income for the nine months ended September 30, 1996 and 1995, respectively.

         Non-Interest Expense

         Non-interest expense totaled $2,397,000 for the nine month period ended September 30, 1996, as compared to $1,842,000 for the same period of 1995; representing an increase of $555,000, or 30.1%. Although total non-interest expense increased during the first nine months of 1996, non-interest expense as a percentage of average total assets decreased to 3.1% in the first nine months of 1996 as compared to 3.7% for the same period in 1995.

         Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 50.1% of total non-interest expenses for the first nine months of 1996 and

48.8% in for the same period of 1995. Salaries and employee benefits increased by $301,000, or 33.4%, for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. The increase was mainly attributable to increased staffing as a result of the addition of the Reston branch and additional operations staff necessary to efficiently service the increased customer base.

     Operations expense increased $103,000, or 20.9%, from the first nine months of 1995 as compared to the same period of 1996. Data processing costs represent the largest portion of this increase due to increased customer transactions and balances. The additional volume of transactions has resulted from the Suburban transaction and the Reston branch which opened in May 1995. Other expenses that have increased due to the increased customer bases in loans and deposits are ATM expenses, loan servicing and collection, and deposit and check losses.

     Occupancy and equipment expenses increased by $51,000, or 22.8% during the first nine months of 1996 as compared to the same period of 1995. The increase was due to the addition of the Reston Branch rent expense and additional equipment purchases and maintenance necessary to service the increased customer base.

         Administrative expense increased by $100,000 or 44.2% primarily due to increased legal and professional expenses and the amortization of the premium paid on deposits of the Suburban Bank transaction in May 1995. Amortization of the premium began in June 1995 and consequently four months of amortization totaling $44,000 is included in the results for the nine months ended September 30, 1995 as compared to $99,000 for the same period of 1996. Legal and other professional expenses increased $31,000 or 94.0% representing additional legal fees associated with increased loan volume and customer deposit base.

                  Income Tax Benefit

         The Company recognized a net income tax benefit of $203,000 in the first nine months of 1996, as compared to zero in the same period of 1995, related to a reduction in the deferred tax asset valuation allowance. This accounted for $203,000 of the $612,000 change in net income from September 30, 1995 to September 30, 1996. The benefit of the Company's net operating loss carryforwards has been fully recognized as of the end of the third quarter of 1996 and consequently tax expense will be recorded in the last quarter of 1996.

         As of December 31, 1994, management determined that a valuation allowance was necessary for the entire amount of the deferred tax asset. This decision was based on the lack of sufficient profitable operating history of the Company. Based upon the profitability of the Company in 1995 and projected profitability of the Company for the next twelve months, management reassessed the need for a valuation allowance and management considers that all of the benefit is more likely than not to be realized.

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of September 30,1996, the Company had $95,000 in non-accrual loans as compared to $397,000 as of September 30, 1995.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the first nine months of 1996 of $125,000 as compared to $213,000 in the same period of 1995. The Bank's total loan balances increased with no decreases in the loan quality and therefore management determined the above provision was appropriate.

         As of September 30, 1996, the allowance for loan losses was 1.25% of outstanding loans, which was an increase from September 30, 1995 percentage of 1.24%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of September 30 1996 were $95,000. The non-performing assets were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $397,000 in non-performing loans as of September 30, 1995.

         There are impaired loans with an unpaid principal balance of $95,000 at September 30, 1996. These loans are on nonaccrual and have related impairment reserves of $7,000 which represents 100% of the principal balance less the Small Business Administration guarantee applicable to them.

         Capital Resources

         Stockholders' equity was $8,019,000 as of September 30, 1996 as compared to $4,140,000 as of December 31, 1995. The $3,879,000 increase, or 93.7%, was the result of the issuance of 402,500 shares of common stock for net proceeds of approximately $3,000,000 and net income of $832,000. The remaining change in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan and a reduction in the unrealized gain on investment securities available-for-sale. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of September 30, 1996 and December 31, 1995. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

         At September 30, 1996 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $4,022,000 which represents 4.5% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity in the first nine months of 1996 as increases in deposits totaled $22,270,000. The first nine months of 1996 experienced an increase in loans of $8,189,000. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased.

         In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 1996 the Bank had $152,000 in letters of credit and $14,711,000 in unfunded loan commitments.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 39.6% of average deposits for the first nine months of 1996, as compared to 35.7% for the same period of 1995. Liquidity levels increased in the middle of 1995 with the purchase of deposits from Suburban Bank. The level of liquidity reduced back to levels held before the purchase as funds were shifted into less liquid, higher yielding loans. Average loans were 67.8% of average deposits for the first nine months of 1996, as compared to 72.4% for the first nine months of 1995. Average deposits were 98.5% of average earning assets for the nine months ended September 30, 1996 as opposed to 98.3% for the same period of

1995.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $11,137,000 and $3,686,000 as of September 30, 1996 and 1995, respectively.


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None

ITEM 5.  OTHER INFORMATION

In October of 1996 an employment agreement between Tysons National Bank, Tysons Financial Corporation and Terrie G. Spiro, President and Chief Executive Officer, was signed. The agreement is for four years commencing as of January 1, 1996 and terminating on December 31, 1999 and is filed as Exhibit 10 with this September 30, 1996 10-QSB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits required by Item 601 Regulation S-K:

         Exhibit 10:       Material Contract, Employment Agreement
         Exhibit 27:       Financial Data Schedule

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

Date:  November 14, 1996