Form 10KSB
period 1996-12-31
TYSONS FINANCIAL CORP
filed 1997-03-31
CIK 859632

Conformed Copy

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
         [No Fee Required]

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [No Fee Required]

                          Commission File No. 0-28122

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

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $5.00 per share. Securities registered under Section 12(g) of the Exchange
Act: NONE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes  [X]          No  [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Total revenues for the registrant's fiscal year ended December 31, 1996 were $6,556,092.

As of March 14, 1997, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding. The common stock is traded on Nasdaq SmallCap Market under the symbol TYFC. Based on the average of the most recent sales price of $12.56 per share, the registrant believes that the aggregate market value of voting stock held by non-affiliates was $10,065,257 on March 14, 1997.


Transitional Small Business Disclosure Format:  Yes ____  No _X___

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services; the ability of the Company to implement its business strategy; and changes in, or the failure to comply with, government regulations.

         Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

ITEM 1 - DESCRIPTION OF BUSINESS

General

         Tysons Financial Corporation (the "Company") was incorporated in Virginia on December 29, 1989 as a bank holding company to own and control all of the capital stock of Tysons National Bank, a national banking association (the "Bank"). The Bank commenced its operations on July 1, 1991 in its primary service area in Fairfax County, Virginia. The headquarters of the Company and the Bank are located in an area known as Tysons Corner. Tysons Corner is approximately 13 miles due west of Washington, D.C. and within 20 to 30 minutes from other locations such as Dulles International Airport, Washington National Airport and suburban Maryland. The Bank also operates two additional branches located in Reston and McLean, Virginia. At December 31, 1996, the Company had total assets of $87,837,000, total loans, net, of $56,983,000, total deposits of $78,554,000 and stockholders' equity of $8,265,000.

         On May 24, 1996, the Company issued 402,500 shares of common stock in a public offering for net proceeds of approximately $3,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The executive offices of the Company and the main office of the Bank are located at 8200 Greensboro Drive, Suite 100, McLean, Virginia 22102, telephone number (703)556-0015.

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

         The Company acquired an additional branch located in Reston, Virginia, in May 1995, which is approximately nine miles west of the Company's existing location. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Reston area is experiencing increases in its large residential community and growing commercial business sectors which are expected to contribute to the overall growth of the Company.

         On September 30, 1996, the Company opened its third branch location in McLean, Virginia. The McLean branch is located along a main commuter route to Washington, D.C. The community around the branch is a mixture of small commercial businesses and professional service firms as well as residential areas.

Banking Services

         The Bank engages in general commercial banking business with particular emphasis on the needs of professionals, entrepreneurs, and small to medium-sized businesses located in its primary service area. The Bank offers a comprehensive range of banking services that are generally offered by other full service banks and savings and loan associations. Such services include commercial and personal checking accounts, Automated Teller Machine (ATM) card services for the MOST, Cirrus and Exchange ATM networks, savings accounts, and other time deposits including individual retirement accounts and certificates of deposit. The transaction accounts and time deposits are tailored to the Bank's principal market area at rates competitive to those offered in the area. The Bank solicits these accounts from individuals, businesses, professional firms, and public and governmental organizations. The Bank is not currently dependent upon a single depositor or borrower the loss of which would have a material adverse effect on the Bank.

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

Lending Activities

         General. At December 31, 1996, the Bank's net loan portfolio totaled $56,983,000, representing approximately 64.9% of its total assets of $87,837,000. The categories of loans in the Company's portfolio are commercial, commercial and residential real estate, and consumer. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Composition of Loan Portfolio."

         Commercial Loans. The Bank originates secured and unsecured loans for business purposes. Additionally, commercial business loans are made to provide short-term working capital and acquisition capital to businesses in the forms of lines of credit and term loans which may be secured by accounts receivable, inventory, equipment or other assets. At December 31, 1996, $17,308,000 or 30.0% of the Bank's total gross loan portfolio consisted of commercial business loans. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements, income tax returns and other documents. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral which secures the loan. It is also the Bank's general policy to obtain personal guarantees from the principals of its business borrowers.

         Commercial Real Estate Loans. The Bank also originates commercial loans secured by real estate. At December 31, 1996, $13,872,000 or 24.0% of the Bank's total gross loan portfolio consisted of commercial real estate loans. Such loans are primarily secured by owner-occupied office condominiums, retail buildings and warehouses and general purpose business space. Although terms vary, the Bank's commercial real estate loans generally have maturities of five years or less.

         Residential Real Estate Loans. The Bank originates adjustable and fixed-rate residential mortgage loans, home equity loans and personal loans secured by residential real estate in order to provide a full range of products to its customers. Home equity loans are originated by the Bank for typically up to 80% of the appraised value, less the amount of any existing prior liens on the property. Home equity loans generally have maximum terms of 15 years and the interest rate is generally adjustable. The Bank secures these loans with mortgages on the borrowers' homes (generally a second mortgage). At December 31, 1996, $12,933,000 or 22.4% of the Bank's total gross loan portfolio consisted of loans secured by residential real estate.

         Consumer Loans. The Bank offers a variety of consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Bank include loans that are secured by personal property, including automobiles. At December 31, 1996, $9,389,000 or 16.2% of the Bank's total gross loan portfolio consisted of consumer loans.

         Construction Loans. The Bank originates loans for construction of single family homes to builders and individuals. These loans are generally secured by the land on which the homes are to be built. The Bank limits its lending to one speculative loan outstanding to one builder . Loans generally are to be owner occupied or have a sales contract in existence. At December 31, 1996, $4,255,000 or 7.4% of the Bank's total gross loan portfolio consisted of construction loans.

Credit Administration

         The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of a portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The Bank's loan approval policies provide for various levels of individual officer lending authority. In general, lending authority currently granted by the Bank to any one individual is $100,000. A combination of approvals from certain officers may lend up to an aggregate of $200,000. The Board's Loan Committee is authorized to approve loans up to the Bank's internal lending limit of $1,000,000, at December 31 1996 and the approval of the full Board is required for loans which exceed the Bank's internal lending limit up to the Bank's legal lending limit of $1,184,000 at December 31, 1996.

         A major element of credit risk management is the diversification of risk. The Bank's objective is to maintain a diverse but well-balanced loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, industry categories, policy constraints, economic conditions, origination sources, collateral and products. The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank's market area. Consequently, the Bank and its borrowers are directly affected by the economic conditions prevailing in its market area. However, given the diversity and balance within the Bank's loan portfolio, management does not believe that there is any significant aggregation or concentration of loans related to any one industry, client or sector which would adversely impact the overall performance of the Bank's loan portfolio.

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

The Company

         The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHCA") and Chapter 13 of the Virginia Banking Act (the "Virginia Act").

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

         In addition, and subject to certain exceptions, the BHCA and the Federal Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation. The regulations provide a procedure for challenge of the rebuttable control presumption. The Company registered its stock under the Exchange Act with its stock offering in May 1996.

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

         Under the Virginia Act, it is unlawful without the prior approval of the Virginia Commission for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting securities of any bank or other bank holding company. In addition, Chapter 15 of the Virginia Act allows regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Virginia banking organizations if Virginia banking associations are allowed to acquire banking organizations in their states and the Virginia banking organization to be acquired has been in existence and continuously operated as a bank for a period of two years. As a result of this reciprocal banking provision, banking organizations in other states have entered the Virginia market through acquisitions of Virginia institutions. Under federal legislation recently passed in Congress, effective September 29, 1995, bank holding companies will be permitted to acquire banks in any state.

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

         Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking regulator. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency or agencies. FDICIA also directs the FDIC to develop with other agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, also requires the federal banking regulatory agencies to prescribe, by regulation or guidelines, standards for all insured depository institutions relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation ;
(iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality. The regulatory agencies adopted joint guidelines for all areas except asset quality in July, 1995, and joint guidelines setting qualitative standards on asset quality and earnings in August, 1996.

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

         Under the recently passed federal legislation discussed above, effective June 1, 1997, banks may merge or consolidate across state lines, unless both of the states involved either authorize such merger or consolidation at an earlier date or either of the states involved elects to prohibit such merger or consolidation prior to May 31, 1997. Under the federal legislation, states may authorize banks from other states to engage in branching across state lines. The Virginia General Assembly passed the "opt-in" law which adopts the general legislation before it automatically takes effect on June 1, 1997. The "opt-in" law became effective on July 1, 1995.

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

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, and the Truth-in Savings Act, which requires accurate disclosures of certain items related to deposit accounts such as annual percentage yield ("APY"), duration of APY, minimum balance requirements and information about fees and penalties.

Deposit Insurance

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC has implemented a risk-related assessment system for deposit insurance premiums. All depository institutions have been assigned to one of nine risk assessment classifications based upon certain capital and supervisory measures. Except to the extent indicated below, the deposits of the Bank are subject to the rates of the Bank Insurance Fund ("BIF") of the FDIC. On August 8, 1995, in view of the success in recapitalizing the BIF, the FDIC reduced the lowest assessment rate for the BIF from $0.23 per $100 of domestic deposits to $0.04, so that the revised schedule of BIF assessment rates now ranges from $0.04 per $100 of domestic deposits to $0.31 (the highest rate remaining unchanged). This reduction in the lowest BIF assessment rate was effective retroactive to June 1, 1995 (the FDIC having determined that the BIF achieved the statutory required reserve ratio of 1.25% on May 31, 1995). These base assessment rates were reaffirmed by the FDIC December 24, 1996. For the second semiannual period of 1996 and the first semiannual period of 1997, however, the FDIC has used an adjusted assessment schedule lowering the applicable rates, so that BIF assessment rates would range from $0.00 per $100 of domestic deposits to $0.27 per $100 of domestic deposits. These lower adjusted rates will terminate at the end of June, 1997. Based upon the Bank's current risk classification, the Bank is now required to pay a BIF assessment of $0.04 per $100 of domestic deposits.

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

Capital Regulations

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, certain qualifying subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating. On September 6, 1996, the OCC revised its risked-based capital rules to supplement and adjust its risk-based capital ratios for certain banks whose trading activity equals 10 percent or more of total assets or $1 billion or more. These new rules became effective January 1, 1997 but compliance is not required until January 1, 1998. As of December 31, 1996, the Bank does not conduct trading activities and therefore is not required to comply with these rules.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank or bank holding company must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, interest rates on deposits, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institution's performance under their capital restoration plans. As of December 31, 1996 and 1995, the Company and the Bank met regulatory minimum capital requirements.

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

         These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur, making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company currently is well capitalized. Previously, when the Company received regulatory approval to acquire certain assets and assume certain deposits and other liabilities of Suburban Bank, the Company's leverage and risk-based capital ratios decreased due to the overall increase in asset size. Although the Company anticipates that its current level of capital will be adequate to absorb anticipated growth, this is based on management's expectations and there can be no assurance that the level of capital will at current levels. In addition, rapid growth, poor loan portfolio performance, or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.

Uniform Financial Institutions Rating System (UFIRS)

         UFIRS is a supervisory rating system used by the OCC and the other federal regulators to evaluate the soundness of depository institutions on a uniform basis. The agencies have implemented this system through CAMEL ratings that evaluate banks according to five factors: capital adequacy, asset quality, management, earnings, and liquidity. The OCC and the other regulators have added a sixth factor, sensitivity to market risk, effective January 1, 1997. The rating system is now referred to as CAMELS.

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

Recent Legislative Developments

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions, including proposals to consolidate the federal bank regulatory agencies. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. In particular, during 1996 Congress considered financial services legislation that would, among other things, substantially amend the Glass-Steagall Act and the Bank Holding Company Act, statutes that restrict the ability of banks and bank holding companies to engage in certain activities, including the underwriting of and dealing in various securities, and to affiliate with entities not engaged in activities related to the business of banking. Already in 1997, there have been at least three comparable legislative proposals made in Congress that would permit affiliation of banks, securities firms and insurance companies and possibly permit affiliations between banks and any commercial entity. These proposals also provide for the abolition of separate and distinct charters for banks and savings associations. If such statutory reform is enacted, it could cause a significant change in the financial services industry and expand the ability of the Bank and the Company to offer a broader range of financial products. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

Competition

         The Bank encounters strong competition among financial institutions in the northern Virginia and metropolitan Washington, D.C. area for both loans and deposits. Competition also exists with savings and loan associations, credit unions, mutual funds, and insurance companies. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's Primary Service area. This intense competition is expected to continue as bank mergers and acquisitions of smaller banks into larger institutions in the Washington, D.C. metropolitan area may be expected to continue for the foreseeable future.

         The areas of business activities in which banking and non-bank institutions may engage have been expanding in recent years. Consequently, to the extent that other banks and financial institutions engage in such activities, the competition for deposits and loans has increased and may be expected to increase in the future.

Employees

         The Company conducts its operations through its subsidiary, the Bank. Consequently, the Company has no employees. At December 31, 1996, the Bank had 36 full-time employees and 3 part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company's, as well as the Bank's, main office is located on the ground floor of a 14 story office building in a two building office park at 8200 Greensboro Drive in McLean, Virginia. The Company occupies approximately 7,000 square feet of space at this location pursuant to a lease with 8200 Greensboro Associates. The

Bank's second branch in Reston occupies approximately 2,000 square feet of space on the ground level of a multi-story office complex. The term of the Reston branch lease was renegotiated in 1996. The new term is from April 1, 1997 through March 31, 2002. The lease term for the Bank's third branch in McLean is from September 1, 1996 through August 31, 2003. This location occupies approximately 1,900 square feet at ground level in a shopping center corner building.

         Recently the Company has committed to approximately 4,100 square feet of additional space in a building adjoining the main office building. Due to increased growth in both loans and deposits the Bank requires additional space to house increased employees and operations to adequately serve its clients. In management's opinion, with the addition of the lending and lending support space, facilities will be adequate for the present and near term needs of the Company and Bank. See Note (7) to the Company's financial statements, Commitments and Contingencies, for information relating to commitments under the long-term lease.

ITEM 3 - LEGAL PROCEEDINGS

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company and its subsidiary other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 14, 1997, there were approximately 524 holders of record of the Company's common stock, par value $5 per share (the "Common Stock") and 1,071,119 shares of Common Stock issued and outstanding. In addition, as of such date there were 347,580 shares of Common Stock issuable pursuant to currently outstanding warrants and stock options. The Common Stock trades on the Nasdaq SmallCap Market under the symbol TYFC. The Company became listed on the Nasdaq SmallCap Market with its offering in May 1996. Prior to this offering trades in the Company's stock occurred infrequently on a local basis and generally involved a relatively small number of shares. Based on information made available to it, the Company believes that the selling price for the Common Stock ranged during 1995, from $6.50 to $8.25 and from January 1, 1996 through April 30, 1996, from $6.875 to $7.125. Based on the Nasdaq SmallCap Market information the selling price for the Common Stock ranged during May 1, 1996 through June 30, 1996, from $8.50 to $9.75; during July 1, 1996 through September 30, 1996, from $8.00 to $9.75; and during October 1, 1996 through December 31, 1996, from $9.00 to $10.75.

Dividends

         The Company has not paid any dividends. It is anticipated that earnings will be retained for several years to expand the Bank's capital base to support asset growth and that no cash dividends will be paid on the Company's stock for the foreseeable future. In making any determination with respect to the payment of dividends in the future, the Company's earnings, financial condition and capital requirements will be taken into consideration. Moreover, the National Bank Act limits dividend payments by national banks, which in turn could limit the Company's ability to pay dividends. See also the discussion under Business - Supervision and Regulation in Item 1 above.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein. Results reflect the operations of the Company and the Bank during the year ended December 31, 1996 and 1995.

         The year ended December 31, 1996 represented the Company's most successful year since commencement of operations by the Bank on July 1, 1991. Record earnings of $1,062,000 for the year were posted, and the Company reported net income for each of the fiscal quarters during the year ended December 31, 1996.

         On a per share basis, earnings were $1.23 per share in 1996 as compared to $0.92 in 1995. Return on average assets was 1.35% in 1996 and 1.07% in 1995. Return on average equity was 16.17% in 1996 as compared to 15.45% in 1995. Equity to average assets was 10.47% in 1996 and 7.74% in 1995.

         The Company's total assets were $87,837,000 as of December 31, 1996 as compared to $70,611,000 as of December 31, 1995 which represented an increase of 24.4%. The 1996 growth of $17,266,000 was less than the growth of $31,622,000 from December 31, 1994 to December 31, 1995. The growth during 1995 was primarily due to the acquisition of certain loans and assumption of deposits from Suburban Bank, N.A. of Virginia ("Suburban Bank") in May of 1995. The Bank's overall asset size and customer base, both individual and business, increased significantly during 1996.

         Total loans, net of allowance for loan losses, at December 31, 1996 were $56,983,000 as compared to $43,775,000 at December 31, 1995, which represented an increase of 30.2%. The $13,208,000 increase in loans is due to the Bank's continued focus on its core lending activities such as commercial loans, real estate loans, home equity lines of credit, and consumer loans. Average loans as a percentage of average total earning assets decreased from 1995 to 1996, representing 67.6% of average total earning assets as of December 31, 1996, as compared to 71.4% as of December 31, 1995. The higher ratio in 1995 reflects the May 1995 purchase of $13,000,000 in loans from Suburban Bank.

         Federal funds sold and cash and due from banks at December 31, 1996 totaled $13,625,000 compared to $14,399,000 at December 31, 1995, representing an decrease of $774,000, or 5.4%. Cash and due from banks increased by $1,325,000, or 24.1% and federal funds sold decreased by $2,100,000, or 23.6% during such period. The increase in cash and due from banks is due to the increase in overall volume of the Bank's deposit base and the Bank's internal growth during 1996. The decrease in federal funds sold was the result of a shift in funds from such lower yielding assets to higher yielding investments and loans.

         Total deposits were $78,554,000 at December 31, 1996, up from $65,493,000 at December 31, 1995, representing an increase of 19.9%. The growth of $13,061,000 was related to the Bank's normal growth and marketing efforts. Interest-bearing deposit accounts accounted for the largest increase of $11,010,000.

Results of Operations

         The Company's net income for the year ended December 31, 1996, was $1,062,000, a $494,000 increase from the $568,000 net income for the year ended December 31, 1995. The net income represents a return on average assets of 1.35% in 1996 as compared to 1.07% in 1995. Return on average equity improved to 16.17% in 1996 from 15.45% in 1995. The primary reason for the $494,000 increase in net income from 1996 to 1995 is net interest income due to the growth and mix in interest earning assets and interest bearing liabilities. Average assets rose from $53,313,000 in 1995 to $78,415,000 in 1996. The growth in assets and liabilities contributed to a $1,110,000, or 37.8%, increase in net interest income. Non-interest income decreased by $59,000 or 17.4% due to a reduction in overdraft and return check income from several deposit accounts incurring these charges during the last half of 1995. This management of overdrafts reduces the losses on deposit accounts balances to a minimum. Although there was a substantial increase in assets in 1996, management was able to limit growth in non-interest expenses to $603,000, or 23.5% as compared to the $853,000, or 49.8% increase in 1995.

         In addition, the Company recognized a net income tax benefit of $74,000 in 1996, as compared to $250,000 in 1995, related to a reduction in the deferred tax asset valuation allowance. Based upon the Company's profitability in 1996 and projected profitability for 1997, management believes that deferred tax assets are more likely than not realizable in the future. See Note (5) to the Company's consolidated financial statements. Also in 1996, the Company made a provision of $172,000 for loan losses as compared to a $394,000 provision in 1995. The Company's purchase of approximately $13,000,000 of loans from Suburban Bank in May of 1995 required additional provision for that year.

         The 1996 increase in net income over that of 1995 is reflected in the Company's net income per share even though there are 402,500 additional shares outstanding due to the May 1996 common stock offering. Net income per share in 1996 was $1.23, which is a significant improvement from $0.92 per share in 1995.

Net Interest Income/Margins

         The primary source of revenue for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") of interest-earning assets and the various rate spreads between the interest-earning assets and the Company's funding sources. Table 1: "Comparative Average Balances - Yields and Rates" indicates the Company's average volume of interest-earning assets and interest-bearing liabilities for 1996 and 1995 and average yields and rates. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. Table 2: "Rate/Volume Variance" indicates the changes in the Company's net interest income as a result of changes in volume and rates from 1995 to 1996 and from 1994 to 1995.

         Net interest income was $4,048,000 for 1996, a 37.8% increase from the $2,938,000 earned in 1995. Earning assets averaged $72,389,000 in 1996, a 47.1%
increase as compared to $49,196,000 in 1995. The increase in net interest income is due to the growth of the loan portfolio and an increase in the volume of investment securities. Average loans as a percentage of total average earning assets, decreased to 67.6% in 1996 as compared with 71.4% in 1995. Total investment securities as a percent of total average earning assets decreased in 1996 representing 16.8% as compared to 17.8% in 1995. Average federal funds sold increased to 15.5% of total average earning assets in 1996 from 10.5% in 1995.

         Interest income on loans of $4,879,000 in 1996, increased $1,258,000, or 34.7% from $3,621,000 in 1995, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $48,931,000 in 1996 from $35,127,000 in 1995. The increase in net interest income was partially reduced by a decrease in the net interest spread due to increased competition for loans. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased to 4.62% in 1996 from 5.00% in 1995.

         The key performance measure for net interest income is the "net interest margin," or net interest income divided by average earning assets. The Company's net interest margin decreased to 5.59% for 1996 from 5.97% for 1995. The Company's net interest margin is affected by loan pricing, credit administration, and deposit pricing. The 1996 decrease was due to increased competition for loans which reduced the yield on net loans to 9.97% as compared to 10.31% in 1995. The yield on interest-bearing liabilities also decreased in 1996, although to a lesser degree to 4.05% as compared to 4.07% in 1995.

            [The remainder of this page is intentionally left blank]

Table 1:  Comparative Average Balances - Yields and Rates

                                                         1996                                   1995
                                        -------------------------------------- ---------------------------------------
                                        Average       Income/      Yield/       Average      Income/       Yield/
(dollars in thousands)                  Balances      Expense)      Rates       Balance      Expense        Rates
                                        ------------ ------------- -----------  ------------ ------------  -----------
Assets:
  Loans (net of unearned income)(1)     $48,931         $4,879       9.97%       $35,127       $3,621       10.31%
  Investment securities:
    Available-for-sale                    7,929            523       6.60%         3,727          239        6.41%
    Held-to-maturity                      4,210            261       6.20%         5,032          290        5.76%
  Federal funds sold                     11,219            607       5.41%         5,155          301        5.84%
  Interest bearing deposits in banks        100              6       6.00%           155            9        5.81%
                                        ------------ ------------- -----------  ------------ ------------  -----------
  Total earning assets (2)              $72,389         $6,276       8.67%       $49,196       $4,460        9.07%
                                                     ============= ===========               ============  ===========
  Allowance for loan losses                (617)                                    (407)
  Other assets                            6,643                                    4,524
                                        ------------                            ------------

  Total assets                          $78,415                                  $53,313
                                        ============                            ============
Liabilities and stockholders'
equity:
  Deposits:
    Interest-bearing demand               5,496            113       2.06%         5,371          125        2.33%
    Savings                               3,081             91       2.95%         3,860          119        3.08%
    Money market accounts                27,976            914       3.26%        15,086          511        3.39%
    Time deposits                        18,000          1,066       5.92%        12,608          716        5.68%
                                        ------------ ------------- -----------  ------------ ------------  -----------
  Total interest-bearing deposits       $54,553         $2,184       4.00%       $36,925       $1,471        3.98%
  Federal funds purchased                    75              3       4.00%            34            2        5.88%
  Other borrowed funds                      402             41      10.20%           452           49       10.84%
                                        ------------ ------------- -----------  ------------ ------------  -----------
  Total interest-bearing liabilities    $55,030         $2,228       4.05%       $37,411       $1,522        4.07%
                                                     ============= ===========               ============  ===========
  Demand deposits                        16,322                                   11,874
  Other liabilities                         495                                      354
  Stockholders' equity                    6,568                                    3,674
                                        ------------                            ------------
  Total liabilities and stockholders'
    equity                              $78,415                                  $53,313
                                        ============                            ============
Interest spread
  (Average rate earned less average
    rate paid)                                                       4.62%                                   5.00%
Net interest income
  (Interest earned less interest paid)                  $4,048                                 $2,938
Net interest margin
  (Net interest income/total earning
    assets)                                                          5.59%                                   5.97%

(1)Loans on non-accrual are included in the calculation of average balance.

(2)From inception through December 31, 1996, the Company made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.


            [The remainder of this page is intentionally left blank]

         Table 2:  Rate/Volume Analysis

                  Changes in interest income and interest expense can result from variances in both volume and rates. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive needs.

                  The following table presents the changes in the Company's net interest income as a result of changes in volume and rate from 1995 to 1996 and from 1994 to 1995.

                                            1996 Compared to 1995                1995 Compared to 1994
                                            ---------------------                ---------------------
                                                (variances in)                       (variances in)
                                                --------------                       --------------
   (dollars in thousands)                                      Net                                       Net
                                Average       Average       Increase/      Average       Average       Increase/
                                Volume         Rate        (Decrease)       Volume         Rate       (Decrease)
                              ------------  ------------  -------------- ------------- ------------- --------------
Interest Income:

Loans                              $1,372       ($114)          $1,258         $1,607         $ 399        $2,006
Investment securities:
     Available-for-sale               277           7              284            116             5           121
     Held-to-maturity                 (54)         25              (29)           (62)           82            20
Federal funds sold                    327         (21)             306            185            42           227
Interest bearing bank
 balances                              (3)          -               (3)           (24)            7           (17)
                              ------------  ------------  -------------- ------------- ------------- --------------
     Total interest  income        $1,919       ($103)          $1,816         $1,822         $ 535        $2,357
Interest Expense:
Interest bearing  demand
 accounts                               3         (16)             (13)            42            (1)           41
Savings                               (23)         (5)             (28)             9            13            22
Money market                          421         (18)             403            199            80           279
Time deposits                         318          32              350            482            98           580
Federal funds purchased                 1           -                1              1             -             1
Other borrowed funds                   (5)         (2)              (7)            17             6            23
                              ------------  ------------  -------------- ------------- ------------- --------------
     Total interest expense        $  715         ($9)          $  706         $  750         $ 196        $  946
                              ------------  ------------  -------------- ------------- ------------- --------------
 Change in net interest
 income                            $1,204        ($94)          $1,110         $1,072         $ 339        $1,411
                              ============  ============  ============== ============= ============= ==============

Note: The change in interest income due to both rate and volume has been allocated proportionally between volume and rate. Loan fees are included in the interest income computation.

Non-Interest Income

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on real estate mortgages, wire transfer fees, official check fees, and collection fees. Non-interest income in 1996 was $280,000, a decrease of $59,000, or 17.4%, from $339,000 in 1995. The decrease was primarily due to decreases in the number of returned checks and overdraft fees. Management carefully reviews accounts incurring these charges to prevent losses due to this type of activity.

Table 3:  Non-Interest Income:

                                                               1996                              1995
                                                               ----                              ----
            (dollars in thousands)                   Amount          % Change           Amount          % Change
                                                ----------------- ---------------- ----------------- ---------------

Deposit service charges                                    $ 188          (20.3%)             $ 236          174.4%
Other operating income                                        92          (10.7%)               103           98.1%
                                                ================= ================ ================= ===============
  Total non-interest income                                $ 280          (17.4%)             $ 339          147.4%
                                                ================= ================ ================= ===============
Non-interest income as a percent of average
  total assets                                               0.4%                               0.6%

Non-Interest Expense

         Non-interest expense totaled $3,169,000 for 1996, as compared to $2,566,000 for 1995, an increase of $603,000, or 23.5%. Although total non-interest expense increased during 1996, non-interest expense as a percentage of average total assets decreased to 4.0% in 1996 as compared to 4.8% in 1995.

         As shown in Table 4, salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 49.5% of total non-interest expenses for 1996 and 49.7% in 1995. Salaries and employee benefits increased by $291,000, or 22.8%, from 1995 to 1996, and increased by $465,000, or 57.3%, from 1994 to 1995. The increase in 1995 was mainly attributable to increased staffing as a result of the addition of the Reston branch and additional staffing needed to adequately service increased deposits and loans due to the Suburban Bank transaction, while the 1996 increase was reflective of increases in staffing, wage increases, and increases in employee health insurance. In addition, the 1995 salaries and employee benefits also increased due to payments on the leveraged ESOP which was funded during June 1994. As described in "ITEM 10 - EXECUTIVE COMPENSATION, Employee Stock Ownership Plan" a lump sum payment is due in June 1998. The Company anticipates refinancing the loan at or before such time, although this cannot be assured.

         Data processing expenses increased by $33,000, or 14.6%, from 1995 to 1996, as compared to an increase of $113,000, or 100.7%, from 1994 to 1995. The increases in data processing expenses are primarily volume driven. The increase during 1995 was related to the addition of the Reston branch and the overall increase in the Bank's transaction volume during 1995.

         Occupancy and equipment expenses increased by $95,000, or 31.8%, from 1995 to 1996, as compared to a decrease of $92,000, or 44.2%, from 1994 to 1995. The increase in 1995 was due to the addition of the Reston Branch in May. Four months of the new branch in McLean as well as one full year of the Reston branch increased occupancy and equipment expenses to the 1996 totals.

         Legal and professional expenses increased by $81,000, or 36.3%, from 1995 to 1996, as compared to an increase of $55,000, or 32.6%, from 1994 to 1995. The increases in 1996 and 1995 were primarily due to increases in audit fees paid to the external auditors and regulators as a result of the increase in the Bank's asset size. Increases in the size of the loan portfolio also increased the costs of legal fees expended to maintain the Bank's lower losses on those loans.

         Amortization of the premium paid on deposits acquired totaling $126,000 in 1996 and $77,000 in 1995 resulted from the $1,200,000 premium recorded in the Suburban Bank transaction. The premium is being amortized over a 10 year period based upon the Company's estimated life of the acquired deposit base.

         Business development expenses increased $8,000, or 6.8% in 1996. The increase was primarily attributable to an increase in advertising and newsletters sent to the Bank's larger customer base and the Company's increased number of shareholders.

         The following table presents the principal components of non-interest expense for the last two fiscal years.

Table 4:  Non-Interest Expenses

                                                             1996                            1995
                                              ---------------------------------  -----------------------------
           (dollars in thousands)                 Amount          % Change           Amount        % Change
                                              ---------------- ----------------  ---------------  ------------
Salaries and employee benefits                         $1,567           22.8 %           $1,276        57.3 %
Data processing                                           259           14.6 %              226       100.7 %
Occupancy and equipment                                   394           31.8 %              299        44.2 %
Office and operations expenses                            355            23.6%              287         3.1 %
Legal and professional                                    305           36.2 %              224        32.6 %
Amortization of premium paid for deposits                 126           63.6 %               77       100.0 %
Deposit insurance                                          41          (34.9%)               63        10.1 %
Business development                                      122             7.0%              114        47.8 %
                                              ---------------- ----------------  ---------------  ------------
  Total non-interest expense                           $3,169            23.5%           $2,566        49.8 %
                                              ================ ================  ===============  ============
Non-interest expense as a
  percentage of average total assets                     4.0%                              4.8%

Income Tax Benefit

         The Company recognized a net income tax benefit of $74,000 in 1996, as compared to $250,000 in 1995, related to a reduction in the deferred tax asset valuation allowance and utilization of net operating loss carryforwards. See Note (5) to the Company's financial statement, Income Taxes, for additional information.

Composition of Loan Portfolio

         Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 1996, average loans were $48,931,000 and constituted 67.6% of average earning assets and 62.4% of average total assets. This represents increases of $13,804,000, or 39.3% over 1995 average loans of $35,127,000 which represented 71.4% of average earning assets and 65.9% of average total assets. At December 31, 1996, the Company's loan to deposit ratio was 73.4% as compared to 67.7% at December 31, 1995. Loan growth during 1996 of $13,318,000 was more than total deposit growth of $13,061,000 which contributed to the decrease in the loan to deposit ratio.

         Commercial loans represent the largest category with 30.0% of the total loan portfolio. Residential real estate loans experienced the largest volume increase of $3,708,000 raising the category to 22.4%, or $12,933,000 of the total loan portfolio as of December 31, 1996. Consumer loans also increased $2,750,000 to 16.2% of the total loans to $9,389,000.

            [The remainder of this page is intentionally left blank]

         The following table sets forth the composition of the Company's loan portfolio, and the related percentage composition of total loans, as of December 31, 1996 and 1995.

Table 5:  Loan Portfolio Composition:

                                                                         December 31,
                                               -------------------------------------------------------------------
                  (dollars in thousands)                     1996                             1995
                                               --------------------------------- ---------------------------------
Type of Loans                                      Amount         % of Total        Amount         % of Total
-------------                                  ---------------- ---------------- --------------- -----------------
Commercial                                            $17,308            30.0%         $14,352             32.2%
Real estate-construction                                4,255             7.4%           1,991              4.5%
Residential real estate                                12,933            22.4%           9,225             20.7%
Commercial real estate                                 13,872            24.0%          12,311             27.7%
Consumer                                                9,389            16.2%           6,639             14.9%
                                               ---------------- ---------------- --------------- -----------------
  Total loans                                         $57,757           100.0%         $44,518            100.0%
Less:
  Unearned income                                          80                              159
                                               ----------------                  ---------------
  Loans net of unearned  income                       $57,677                          $44,359
  Allowance for loan losses                               694                              585
                                               ----------------                  ---------------

     Net loans                                        $56,983                          $43,775
                                               ================                  ===============

         Approximately 93.0% of the Company's commercial and real estate loans have adjustable rates, the majority of which are tied to the prime rate. This allows the Bank to adjust the interest rates on its loans to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on loans would improve, and if rates were to fall, the interest earned would decline, thus impacting the Company's income. (See also the discussion under Liquidity and Interest Rate Sensitivity below.)

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for commercial and real estate components of the Company's loan portfolio at December 31, 1996. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.

            [The remainder of this page is intentionally left blank]

Table 6:  Maturity Schedule of Selected Loans

                                                                         As of December 31,
                                                                            1996
                                       ----------------------------------------------------------------------
(dollars in thousands)                    < 1 Year        1 to 5 Years        5+ Years            Total
                                       ----------------  ----------------  ----------------  ----------------
Commercial                                     $16,266         $     896            $  148           $17,310
Real estate                                     28,202             2,856                 -            31,058
                                       ----------------  ----------------  ----------------  ----------------
  Total                                        $44,468         $   3,752            $  148           $48,368
                                       ================  ================  ================  ================
Fixed interest rate                            $   258         $   2,941            $  148          $  3,347
Variable interest rate                          44,210               811                 -            45,021
                                       ----------------  ----------------  ----------------  ----------------
  Total                                        $44,468         $   3,752            $  148           $48,368
                                       ================  ================  ================  ================

                                                                       1995
                                          < 1 Year        1 to 5 Years        5+ Years            Total
                                       ----------------  ----------------  ----------------  ----------------
Commercial                                     $13,053         $   1,250           $    49           $14,352
Real estate                                     19,539             3,313               675            23,527
                                       ----------------  ----------------  ----------------  ----------------
  Total                                        $32,592         $   4,563            $  724           $37,879
                                       ================  ================  ================  ================
Fixed interest rate                            $   176         $   3,507            $  724           $ 4,407
Variable interest  rate                         32,416             1,056                 -            33,472
                                       ----------------  ----------------  ----------------  ----------------
  Total                                        $32,592         $   4,563            $  724           $37,879
                                       ================  ================  ================  ================

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes may not be paid in full. As of December 31, 1996, the Company had loans totaling $193,000 in non-accrual loans as compared to $266,000 as of December 31, 1995.

         For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Table 8:
"Allowance for Loan Loss Allocation," which is set forth below, indicates the specific reserves allocated by loan type and also the general reserves included in the year-end 1996 allowance for loan losses.

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company's provision for loan losses for 1996 was $172,000, as compared to $394,000 in 1995. The Bank's total loan balance increased to $57,677,000 as of December 31, 1996 as compared to $44,359,000 as of December 31, 1995. The increase in provision for loan losses during 1995 was related primarily to the growth in the loan portfolio due to the loans purchased from Suburban Bank.

                  The Bank charged off $88,000 in 1996 as compared to $107,000 in 1995. The charge-offs resulted from $50,000 in real estate loans, $3,000 in commercial loans and $35,000 in consumer loans. There were $25,000 in recoveries on loans previously charged off during 1996, as compared to no recoveries during 1995. The following Table 7: "Allowance for Loan Losses" summarized the allowance activities for the years ended December 31, 1996 and 1995.

Table 7:  Allowance for Loan Losses:

                                                          1996           1995
                                                     ------------    ------------
              (dollars in thousands)
Allowance for loan losses, January 1                    $   585       $     298
Loans charged off:
     Commercial                                              (3)           (102)
     Real estate                                            (50)              -
     Consumer                                               (35)             (5)
                                                     ------------    ------------
          Total loans charged off                      $    (88)        $  (107)
Recoveries:
     Commercial                                              25               -
                                                     ------------    ------------
     Net (charge-offs) recoveries                      $    (63)        $  (107)
Provision for loan losses                                   172             394
                                                     ------------    ------------
 Allowance for loan losses, December 31                $    694       $     585
                                                     ============    ============
Loans (net of discount):
     Year-end balance                                   $57,677         $44,359
     Average balance during the year                    $48,931         $35,127
     Allowance as a percent of year-end loan balance       1.20%           1.32%
Percent of average loans:
     Provision for loan losses                             .35%           1.12%
     Net charge-offs                                       .13%           0.30%

         As of December 31, 1996, the allowance for loan losses was 1.20% of outstanding loans, which was a decrease from December 31, 1995 percentage of 1.32%. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrower's current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance, and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required. The following Table 8: "Allowance for Loan Loss Allocation" summarizes the allocation of allowance by loan type.

            [The remainder of this page is intentionally left blank]

Table 8:  Allowance for Loan Loss Allocation:

                                                    As of December 31, 1996:
                                             ----------------------------------------
           (dollars in thousands)                 Amount               % of Total
                                             ------------------     -----------------
Commercial                                                $169                24.35%
Real estate                                                255                36.76%
Consumer                                                   105                15.10%
Unallocated                                                165                23.79%
                                             ------------------     -----------------
  Total                                                   $694               100.00%
                                             ==================     =================

                                                    As of December 31, 1995:
                                             ----------------------------------------
                                                  Amount               % of Total
                                             ------------------     -----------------
Commercial                                               $  87                14.87%
Real estate                                                105                17.95%
Consumer                                                    43                 7.35%
Unallocated                                                350                59.83%
                                             ------------------     -----------------
  Total                                                   $585               100.00%
                                             ==================     =================

         Non-performing loans are defined as non-accrual and renegotiated loans which are past due. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of December 31, 1996 consisted of loans totaling $193,000. The non-performing loans as of December 31, 1996, were classified for regulatory purposes as substandard and doubtful, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There was one non-performing loan as of December 31, 1995 for $266,000. Table 9: "Non-Performing Assets" presents information on these assets for the past two years.

         There were three impaired loans with a unpaid principal balances of $182,000 at December 31, 1996. These loans are on nonaccrual, and there is $16,000 in related impairment reserves. The average balance of impaired loans during 1996 was $140,000, which had an average impairment reserve of $20,000. No income was recognized on impaired loans during 1996.

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

Table 9:  Non-Performing Assets

                                                                      As of December 31,
                                                                      -----------------
        (dollars in thousands)                                      1996           1995
                                                                -------------   ------------
Loans on non-accrual basis                                            $  193         $  266
Renegotiated or restructured loans                                         -              -
Real estate acquired by foreclosure                                        -              -
                                                                -------------   ------------
    Total non-performing assets                                       $  193         $  266
                                                                =============   ============

Table 10:  Foregone Interest

                                                                For the Year Ended December 31,
                                                                ------------------------------
        (dollars in thousands)                                      1996             1995
                                                                -------------    ------------
Interest income that would have been accrued at original terms      $  7             $ 13
Interest recognized                                                 $  -             $  -

Capital Resources

         Stockholders' equity was $8,265,000 as of December 31, 1996, as compared to $4,140,000 as of December 31, 1995. The $4,125,000 increase, or 99.6%, was partially the result of net income of $1,062,000, a reduction in the ESOP Trust debt, and a change in the unrealized gain on investment securities available-for-sale of $37,000. The remaining increase in stockholders' equity was due to the net proceeds of $2,976,000 from the May 1996 stock offering. No dividends have been declared by the Company since its inception (See also the discussion under Business - Supervision and Regulation in Item 1 above). In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of December 31, 1996 and 1995 (See also the capital regulations discussion and capital analysis table under Business - Supervision and Regulation in Item 1 above). The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

         The interest rate sensitivity position at year-end 1996 is presented in Table 11 - "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company would benefit from increasing market rates of interest when it is asset sensitive and would benefit from decreasing market rates of interest when it is liability sensitive. At year-end 1996, the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $3,835,000 which represents 109.2% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Table 11:  Rate Sensitivity Analysis


                                                               December 31, 1996
                                    -----------------------------------------------------------------------
(dollars in thousands)                                                            Total     1 Yr.+ or
                                30 Days      31-90      91-180     181 Days-    One Year      Non-
                                or Less      Days        Days      One Year      or Less    Sensitive    Total
                               ----------- ----------  ---------- ------------  ---------- ----------- -----------
Earning Assets:
Fed funds sold                    $ 6,810    $     -      $    -      $     -     $ 6,810     $           $ 6,810
Interest bearing  deposits              -          -         100            -         100           -         100
Investment securities:
  Available-for-sale                    -          -           -        2,315       2,315       8,726      11,041
  Held-to-maturity                      -        999         251          750       2,000       1,727       3,727
Loans:
  Variable rate                    38,787        568       2,772        2,562      44,689       1,230      45,919
  Fixed rate                           36         13         271          70          390      11,175      11,565
                               ----------- ----------  ---------- ------------  ---------- ----------- -----------
    Total earning assets          $45,633    $ 1,580      $3,394      $ 5,697     $56,304     $22,858     $79,162

Source of Funds:
Savings                           $ 2,438    $     -      $    -      $     -     $ 2,438     $     -     $ 2,438
NOW accounts                        5,774          -           -            -       5,774           -       5,774
Money market accounts              32,182          -           -            -      32,182           -      32,182
CDs                                   566        899       1,278        3,941       6,684       5,500      12,184
CDs 100,000 & over                    371        104         213        1,460       2,148       2,226       4,374
IRAs                                   92        127         126          371         716         773       1,489
                               ----------- ----------  ---------- ------------  ---------- ----------- -----------
  Total rate-sensitive deposits   $41,423    $ 1,130      $1,617      $ 5,772     $49,942     $ 8,499     $58,441

Long-term borrowings                  375          -           -            -         375           -         375
                               ----------- ----------  ---------- ------------  ---------- ----------- -----------
  Total rate-sensitive
    liabilities                   $41,798    $ 1,130      $1,617      $ 5,772     $50,317     $ 8,499     $58,816

Noninterest-bearing
  liabilities                     $     -    $     -      $    -      $     -     $     -     $20,113     $20,113

Interest rate sensitivity gap     $ 3,835    $   450      $1,777      $  (75)     $ 5,987
Ratio of rate sensitive
assets to rate sensitive
  liabilities                     109.18%    139.82%     209.89%       98.70%     111.90%

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity in 1996 and 1995 as increases in deposits totaled $13,061,000 and $30,600,000, respectively. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. The Bank also seeks to augment such deposits with higher yielding certificates of deposit. Certificates of deposit of $100,000 or more are summarized by maturity in Table 12 - "Maturity of Time Deposits $100,000 or More." Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased.

Table    12:  Maturity of Time Deposits $100,000 or More

                                                 December 31,
                                         ----------------------------
        (dollars in thousands)               1996            1995
                                         ------------   -------------
Under 3 months                             $     475      $      613
3 to 6 months                                    213               -
6 to 12 months                                 1,460             704
Over 12 months                                 2,226           1,821
                                         ------------   -------------

Total                                       $  4,374        $  3,138
                                         ============   =============

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

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 39.4% of average deposits for 1996, as compared to 35.4% for 1995. Liquidity levels increased during 1996 as funds were maintained in liquid assets to be available for volatility in escrow type deposit accounts. Average loans were 69.0% of average deposits for 1996, as compared to 72.0% for 1995. Average deposits were 97.9% of average earning assets for 1996 as opposed to 99.2% for 1995. As noted in Table 6 - "Maturity Schedule of Selected Loans," approximately $48,368,000, or 83.7%, of the loan portfolio consisted of commercial loans and real estate loans. Of this amount, $44,468,000, or 92.0%, matures within one year.

         Table 13 - "Maturity Distribution and Yields of Investment Securities" indicates that $1,001,000, or 26.9%, of held-to-maturity investment securities and $846,000, or 7.7%, of available-for-sale investment securities mature within one year or less. Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $11,041,000 and $4,966,000 as of December 31, 1996 and 1995, respectively.

            [The remainder of this page is intentionally left blank]

Table 13:  Maturity Distribution and Yields of Investment Securities



                                                                     December 31, 1996
                                                   -------------------------------------------------------
                                                       Available-for-sale            Held-to-maturity
                                                       ------------------            ----------------
        (dollars in thousands)                        Book                           Book
                                                      Value        Yield             Value        Yield
                                                   -----------   ----------       -----------   ----------
U.S. Treasury:
 One year or less                                   $       -            -          $    751        5.82%
 Over one through five years                                -            -               748        5.98%
 Over five through ten years                                -            -                 -           -
 Over ten years                                             -            -                 -           -
                                                   -----------                    -----------
  Total U.S. Treasury                               $       -            -          $  1,499        5.90%
U.S. Government Agencies:
 One year or less                                   $       -            -          $      -           -
 Over one through five years                                -            -               250        6.81%
 Over five through ten years                            1,117         6.96%                -           -
 Over ten years                                           986         7.07%                -           -
                                                   ----------                     ----------
                                                     $  2,103         7.01%         $    250        6.81%
Mortgage-backed Securities of Government
Sponsored Enterprises:
 One year or less                                    $    568         6.83%         $    250        5.17%
 Over one through five years                            3,860         6.85%              686        5.91%
 Over five through ten years                            1,055         6.98%              289        4.98%
 Over ten years                                         2,677         6.97%                3        4.70%
                                                   -----------                    -----------
  Total U.S. government-sponsored enterprises        $  8,160         6.90%          $ 1,228        5.54%

Other Securities:
 One year or less                                   $     278         5.04%          $     -           -
 Over one through five years                              500         7.01%              750        6.46%
                                                   -----------                    -----------
    Total other securities                           $    778         6.31%          $   750        6.46%

Total investment securities                           $11,041         6.63%           $3,727        5.95%
                                                   ===========                    ===========

           [The remainder of this page is intentionally left blank.]

ITEM 7 - FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page(s)



Independent Auditors' Report                                          26


Consolidated Statements of Financial Condition
 as of December 31, 1996 and 1995                                     27


Consolidated Statements of Operations for the
 years ended December 31, 1996 and 1995                               28


Consolidated Statements of Changes in Stockholders'
 Equity for the years ended December 31, 1996  and 1995               29


Consolidated Statements of Cash Flows for the
 years ended December 31, 1996 and 1995                               30


Notes to Consolidated Financial Statements                         31-45

Independent Auditors' Report



The Board of Directors
Tysons Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Tysons Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tysons Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                 KPMG Peat Marwick LLP



January  24, 1997

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 1996 and 1995

================================================================================
Assets                                                       1996          1995
--------------------------------------------------------------------------------

Cash and due from banks (note 6)                      $ 6,814,233     5,489,076
Federal funds sold (note 13)                            6,810,371     8,910,000
Interest-bearing deposits in other banks                  100,000       100,000
Investment securities available-for-sale,
  at fair value (note 3)                               11,040,897     4,965,773
Investment securities held-to-maturity, at cost,
  fair value of $3,734,415 in 1996 and $5,300,167
  in 1995 (note3)                                       3,726,535     5,273,850
Loans, net (note 4)                                    56,982,848    43,774,810
Property and equipment, net                               499,977       319,845
Premium paid for deposits acquired (note 3)               982,067     1,108,471
Accrued interest receivable and other assets              879,782       669,474
--------------------------------------------------------------------------------
                                                      $87,836,710    70,611,299
================================================================================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Noninterest-bearing demand                      $20,113,231    17,618,859
      NOW and money market accounts                    37,956,032    26,945,735
      Savings                                           2,438,259     3,215,240
      Certificates of deposit, under $100,000          13,672,085    14,575,624
      Certificates of deposit, $100,000 and over        4,374,231     3,137,699
--------------------------------------------------------------------------------

   Total deposits                                      78,553,838    65,493,157

   Accrued interest payable and other liabilities         642,787       552,673
   Long-term debt (notes 8 and 11)                        375,000       425,000
--------------------------------------------------------------------------------
Total liabilities                                      79,571,625    66,470,830
--------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, par value $5; 10,000,000 shares
     authorized; 1,071,119 and 668,619 shares
     issued and outstanding at December 31, 1996
     and 1995, respectively (notes 9 and 10)            5,355,595     3,343,095
   Additional paid-in capital                           4,035,209     3,071,860
   ESOP Trust, 42,878 and 48,595 shares at
     December 31, 1996 and 1995, respectively
     (note 11)                                           (375,000)     (425,000)
   Accumulated deficit                                   (802,960)   (1,864,784)
   Unrealized gain on investment securities
     available-for-sale                                    52,241        15,298
--------------------------------------------------------------------------------
Total stockholders' equity                              8,265,085     4,140,469
--------------------------------------------------------------------------------
Commitments and contingencies (notes 7 and 12)
                                                      $87,836,710    70,611,299
================================================================================

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 1996 and 1995

================================================================================
                                                             1996          1995
--------------------------------------------------------------------------------
Interest income:
   Loans                                               $4,878,836     3,620,751
   Investment securities:
      Available-for-sale                                  522,406       238,986
      Held-to-maturity                                    261,413       290,491
   Federal funds sold                                     606,997       301,564
   Deposits in other banks                                  5,952         8,662
--------------------------------------------------------------------------------
Total interest income                                   6,275,604     4,460,454
--------------------------------------------------------------------------------
Interest expense:
   Interest on deposits:
      NOW and money market accounts                     1,026,113       636,423
      Savings accounts                                     90,922       118,976
      Certificates of deposit, under $100,000             859,579       579,103
      Certificates of deposit, $100,000 and over          206,727       136,861
   Interest on federal funds purchased and repurchase
     agreements                                             2,667         2,123
   Interest on long-term debt (note 8)                     41,441        48,964
--------------------------------------------------------------------------------

Total interest expense                                  2,227,449     1,522,450
--------------------------------------------------------------------------------

Net interest income                                     4,048,155     2,938,004

Provision for loan losses (note 4)                        172,193       393,580
--------------------------------------------------------------------------------

Net interest income after provision for loan losses     3,875,962     2,544,424

Noninterest income                                        280,488       339,226
Noninterest expense                                     3,168,644     2,566,052
--------------------------------------------------------------------------------

Income before income taxes                                987,806       317,598

Income tax benefit                                        (74,018)     (250,000)
--------------------------------------------------------------------------------

Net income                                             $1,061,824       567,598
================================================================================

Net income per share                                   $     1.23          0.92
================================================================================

Weighted average shares outstanding                       857,436       616,926
================================================================================

See accompanying notes to consolidated financial statements.

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                    gain (loss)
                                                           Additional                                   on
                                                 Common      paid-in        ESOP    Accumulated     investment
                                   Shares         stock      capital      trust       deficit       securities       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994           668,619 $   3,343,095   3,071,860   (475,000)    (2,432,382)      (121,881)      3,385,692

ESOP Trust (note 11)                       -             -           -      50,000              -              -         50,000
Net income                                 -             -           -           -        567,598              -        567,598
Unrealized gain on investment
  securities available-for-sale            -             -           -           -              -        137,179        137,179
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995           668,619     3,343,095   3,071,860   (425,000)    (1,864,784)         15,298      4,140,469

ESOP Trust (note 11)                                                        50,000                                       50,000
Net income                                                                              1,061,824                     1,061,824
Issuance of common stock             402,500     2,012,500     963,349                                                2,975,849
Unrealized gain on investment
  securities available-for-sale                                                                           36,943         36,943
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996         1,071,119 $   5,355,595   4,035,209   (375,000)      (802,960)         52,241      8,265,085
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 1996 and 1995

================================================================================
                                                             1996          1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                        $  1,061,824       567,598
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                     228,843       167,471
        Provision for loan losses                         172,193       393,580
        Income tax benefit                                (74,018)     (250,000)
        Compensation expense for ESOP Trust                52,988        50,000
        Increase in accrued interest receivable and
          other assets                                   (210,308)     (409,423)
        Increase in accrued interest payable and
          other liabilities                                90,114       291,997
--------------------------------------------------------------------------------
Net cash provided by operating activities               1,321,636       811,223
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of available-for-sale securities         (10,408,528)   (1,891,809)
   Purchases of held-to-maturity securities              (995,000)   (2,960,241)
   Proceeds from maturities and principal payments
     of available-for-sale securities                   4,373,925       514,396
   Proceeds from maturities and principal payments
     of held-to-maturity securities                     2,549,624     2,464,166
   Net decrease in interest-bearing deposits in banks           -       200,000
   Acquisition of deposits net of assets and cash
     acquired                                                   -     5,846,618
   Purchase of property and equipment                    (285,321)     (101,821)
   Net increase in loan portfolio                     (13,317,338)   (7,172,268)
--------------------------------------------------------------------------------
Net cash used in investing activities                 (18,082,638)   (3,100,959)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                             2,975,849             -
   Net increase in deposits                            13,060,681    10,497,172
   Repayments of long-term debt                           (50,000)      (50,000)
--------------------------------------------------------------------------------
Net cash provided by financing activities              15,986,530    10,447,172
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (774,472)    8,157,436

Cash and cash equivalents, beginning of year           14,399,076     6,241,640
================================================================================
Cash and cash equivalents, end of year               $ 13,624,604    14,399,076
================================================================================
Supplemental disclosures of cash flow information:
   Interest paid                                     $  2,214,273     1,451,528
   Income taxes paid                                          721             -
================================================================================
In 1995, the Company acquired loans of $13,032,431, equipment of $43,965, other assets of $19,828, and assumed deposits of $20,101,513, and liabilities of $26,649. The Company paid a premium of $1,185,320 for deposits acquired.

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

                Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

     (1)  Continued

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

(1)      Continued

         Income Per Common Share

                Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding during the year. Shares held by the ESOP Trust are included in the income per common share calculation as they become committed to be released. Common equivalent shares include stock options and warrants and are therefore considered in earnings per share calculations if dilutive.

         New Accounting Standards

                In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which was effective in 1996. SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. Implementation of SFAS No. 121 did not have a material impact on the Company's results of operations or financial position.

                In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which became effective in 1996. SFAS No. 122 provides accounting for mortgage servicers that sell or securitize loans and retain servicing rights. The Company does not sell or securitize mortgage loans and therefore implementation of SFAS No. 122 does not have a material impact.

                In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective in 1996. SFAS No. 123 encourages companies to record an expense for all stock compensation awards based on fair value at grant date; however, companies may elect to continue to follow the accounting standards existing prior to SFAS No. 123 with the additional requirement that they disclose pro forma net income and earnings per share as if they had adopted the expense recognition provisions of SFAS No. 123. The Company follows the existing accounting standards for these plans.

         Reclassifications

                Certain amounts for 1995 have been reclassified to conform to the presentation for 1996.

(2)      Acquisition

                On May 12, 1995, the Company acquired certain assets and deposits from Suburban Bank of Virginia, N.A., including its Reston, Virginia branch, comprising approximately $13,000,000 of loans and $20,100,000 of deposits. All assets acquired and liabilities assumed were recorded at fair value at the date of acquisition.

                The Company paid a premium of approximately $1,200,000 for the deposits acquired. This premium is being amortized on a straight-line basis over 10 years based on management's estimate of the life of deposits acquired. The Company reviews the unamortized balance of the premium on a quarterly basis for possible impairment when events or changed circumstances may affect the underlying basis of the liabilities assumed. Amortization of the premium was $126,404 in 1996.

            [The remainder of this page is intentionally left blank]

   (3)   Investment Securities

                The carrying value and fair value of investment securities held-to-maturity at December 31, 1996 and 1995, are as follows:

                                                                                 1996                     1995
                                                                          ------------------       -------------------
                                                                          Carrying     Fair        Carrying      Fair
     (dollars in thousands)                                                value       value        value        value
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                           $       1,499       1,505        1,472        1,482
Obligations of U.S. government agencies                                      250         251          250          253
Mortgage-backed securties of government sponsored enterprises              1,228       1,227        2,302        2,305
Other corporate securities                                                   750         752        1,250        1,260
-----------------------------------------------------------------------------------------------------------------------

                                                                   $       3,727       3,735        5,274        5,300
-----------------------------------------------------------------------------------------------------------------------

         The carrying value and fair value of held-to-maturity investment securities at December 31, 1996 and 1995, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                1996                     1995
                                       ------------------------ ----------------------
                                         Carrying      Fair       Carrying      Fair
     (dollars in thousands)               value        value        value       value
--------------------------------------------------------------------------------------
Maturing within 1 year             $       1,001       1,001        1,303       1,308
After 1 but within 5 years                 2,434       2,444        3,473       3,495
After 5 but within 10 years                  289         287          289         289
After 10 years                                 3           3          209         208
--------------------------------------------------------------------------------------

                                   $       3,727       3,735        5,274       5,300
--------------------------------------------------------------------------------------


                Gross unrealized losses in investment securities held-to-maturity at December 31, 1996 and 1995 were $4,735 and $5,569, respectively. Gross unrealized gains were $12,615 and $31,886 at December 31, 1996 and 1995, respectively. There were no sales or transfers of held to maturity securities during the years ended December 31, 1996 and 1995.

                The carrying value and amortized cost of available-for-sale securities at December 31, 1996 and 1995, are shown below. Because available-for-sale securities are marked-to market, the carrying value is equal to fair value.


                                                                                   1996                      1995
                                                                       --------------------------- ----------------------
                                                                          Carrying     Amortized     Carrying   Amortized
     (dollars in thousands)                                                value          cost         value       cost
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government agencies                            $        2,103         2,078        1,577       1,565
Mortgage-backed securities of government sponsored enterprises              8,161         8,106        2,985       2,981
Other corporate securities                                                    777           778          404         404
-------------------------------------------------------------------------------------------------------------------------

Total                                                              $       11,041        10,962        4,966       4,950
-------------------------------------------------------------------------------------------------------------------------

(3)      Continued

                The carrying value and amortized cost of available-for-sale investment securities by contractual maturity at December 31, 1996 and 1995, are shown below. Expected maturities may differ from contractual maturities because many issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              1996                       1995
                                                   --------------------------- ----------------------
                                                     Carrying       Amortized    Carrying   Amortized
     (dollars in thousands)                            value          cost         value       cost
-----------------------------------------------------------------------------------------------------
Maturing within 1 year                         $          568           564          248         250
After 1 but within 5 years                              4,360         4,335        1,417       1,407
After 5 but within 10 years                             2,172         2,153        1,891       1,887
After 10 years                                          3,663         3,632        1,256       1,252
Marketable equity securities                              278           278          154         154
-----------------------------------------------------------------------------------------------------

Total                                          $       11,041        10,962        4,966       4,950
-----------------------------------------------------------------------------------------------------


                Gross unrealized losses in the available-for-sale securities at December 31, 1996 and 1995 were $1,612 and $14,712, respectively. Gross unrealized gains were $80,765 and $30,010 at December 31, 1996 and 1995, respectively.

                There  were  no  sales  or   transfers   of   available-for-sale
         securities during the years ended December 31, 1996 and 1995.

                Securities with carrying values of $747,145 and $661,371 at December 31, 1996 and 1995, respectively, were pledged to secure Treasury tax and loan payments and for other purposes as required by law.

                As a member of the Federal Reserve System, the Bank is required to hold stock in the Federal Reserve Bank of Richmond. This stock is carried at cost since no active trading markets exist.

   (4)   Loans Receivable

                The loan portfolio at December 31, 1996 and 1995 consists of the following:


     (dollars in thousands)                              1996           1995
-----------------------------------------------------------------------------

Commercial                                     $       17,308         14,352
Real estate - commercial                               13,872         12,311
Real estate - residential                              12,933          9,225
Real estate - construction                              4,254          1,991
Consumer                                                9,390          6,639
-----------------------------------------------------------------------------
Gross loans                                            57,757         44,518
Unearned income                                           (80)          (159)
-----------------------------------------------------------------------------
Loans, net unearned income                             57,677         44,359
Allowance for loan losses                                (694)          (584)
-----------------------------------------------------------------------------
Loans, net                                     $       56,983         43,775
-----------------------------------------------------------------------------





            [The remainder of this page in intentionally left blank]

(4)      Continued

                Analysis of the activity in the allowance for loan losses is as follows:


     (dollars in thousands)                                  1996         1995
-------------------------------------------------------------------------------

Balance, beginning of year                           $        585          298
Provision for loan losses                                     172          394
Loans charged off                                             (88)        (107)
Recoveries                                                     25            -
-------------------------------------------------------------------------------
Balance, end of year                                 $        694          585
-------------------------------------------------------------------------------


                Loans on which the accrual of interest has been discontinued or reduced amounted to $193,246 and $265,661 at December 31, 1996 and 1995, respectively. Interest lost on these nonaccrual loans was approximately $6,598 for 1996 and $13,465 for 1995.

                At December 31, 1996, the Company had three impaired loans with unpaid principal balances of $182,000. The loans are on nonaccrual and there is $16,000 in related impairment reserves against these loans. The average balance of impaired loans during 1996 was $140,000 which had an average impairment reserve of $20,000. There was one impaired loan with an unpaid principal balance of $266,000 at December 31, 1995. This loan was on nonaccrual, but had no related impairment reserve. The average balance of impaired loans during 1995 was $334,000 which had an average impairment reserve of $26,000.

                All of the Bank's loans, commitments and standby letters of credit have been granted to customers located in the Washington, D.C. metropolitan area. The concentrations of credit by type of loan are set forth above. The Bank, as a matter of policy, does not extend credit, net of participated amounts, to any single borrower or group of related borrowers in excess of $1,000,000.

(5)      Income Taxes

                Deferred income tax assets and liabilities are recognized for differences between financial statement and tax bases of assets and liabilities that will result in future tax consequences. A valuation allowance is required to reduce deferred tax assets to an amount more likely than not realizable.

                Based upon the profitability of the Company in 1995 and 1996, and projected profitability of the Company in 1997, management reassessed the need for a valuation allowance and management considers that all of the benefit is more likely than not to be realized.

                The provision for income tax for the years ended December 31, 1996 and 1995 consists of:


     (dollars in thousands)                                  1996         1995
-------------------------------------------------------------------------------

Current income tax expense                            $        16            -
Deferred income tax benefit                                   (90)        (250)
-------------------------------------------------------------------------------

Income tax benefit                                    $       (74)        (250)
-------------------------------------------------------------------------------





            [The remainder of this page is intentionally left blank]

(5)      Continued

                A reconciliation of tax at the statutory federal tax rate to the income tax provision is presented below for the years ended December 31, 1996 and 1995:


     (dollars in thousands)                                  1996         1995
-------------------------------------------------------------------------------

Tax applicable to total income at statutory rate      $       336          108
Adjustments due to:
     Nondeductible expenses                                     7            5
     Change in valuation allowance                           (408)        (363)
     Other                                                     (9)           -
-------------------------------------------------------------------------------

Income tax benefit                                    $       (74)        (250)
-------------------------------------------------------------------------------


                Deferred tax assets and liabilities consist of the following at December 31, 1996 and 1995:


     (dollars in thousands)                                        1996         1995
-------------------------------------------------------------------------------------
Alternative minimum tax carryforward                         $       15            -
Premium paid for deposits acquired                                   22            9
Bad debt expense                                                    196          148
Amortization                                                          -           28
Net operating loss carryforward                                     134          510
Other                                                                 7            -
-------------------------------------------------------------------------------------
Gross deferred tax assets                                           374          695
Less - valuation allowance                                            -         (408)
-------------------------------------------------------------------------------------
Depreciation                                                         35           37
Unrealized gain on securities available-for-sale                     27            -
-------------------------------------------------------------------------------------
Gross deferred tax liabilities                                       62           37
-------------------------------------------------------------------------------------

Net deferred tax assets                                      $      312          250
-------------------------------------------------------------------------------------


                At December 31, 1996, the Company had completely used its net operating loss carryforward for financial statement purposes.

(6)      Regulatory Matters

                The Bank, as a national bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. At December 31, 1996 and 1995, there were no net earnings against which dividends could be charged.

                The Bank is required to maintain a minimum average reserve balance with the Federal Reserve Bank. The average amount of the required reserve was $754,269 and $1,046,000 for 1996 and 1995, respectively.

                As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6 percent of the Bank's capital and surplus. The Bank is required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

(6)      Continued

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

                At December 31, 1996 and 1995, the Company and its subsidiary bank met all regulatory capital requirements. The key measures of capital are: (1) Tier I capital (stockholders' equity less certain deductions) as a percent of total risk adjusted assets; (2) Tier I capital as a percent of total assets, and (3) total capital (Tier I capital plus the allowance for loan losses up to certain limitations) as a percent of total risk adjusted assets. The capital ratios for the Bank at December 31, 1996 and 1995 are as follows:

                                                              Analysis of Capital
                                    -------------------------------------------------------------------------
      (dollars in thousands)         Required     Required     Actual      Actual      Excess       Excess
                                      Amount         %         Amount        %         Amount         %
                                    ------------ ----------- ----------- ----------- ------------ -----------
As of December 31, 1996
     Tier 1 risk-based capital ratio  $ 2,516      4.00%      $ 7,231      11.50%      $ 4,715      7.50%
     Total risk-based capital ratio   $ 5,032      8.00%      $ 7,925      12.60%      $ 2,893      4.60%
     Tier 1 leverage ratio            $ 2,504      3.00%      $ 7,231       8.66%      $ 4,727      5.66%

As of December 31, 1995
     Tier 1 risk-based capital ratio  $ 1,873      4.00%      $ 3,436      7.34%       $ 1,563      3.34%
     Total risk-based capital ratio   $ 3,745      8.00%      $ 4,021      8.59%       $   276      0.59%
     Tier 1 leverage ratio            $ 1,887      3.00%      $ 3,436      5.46%       $ 1,549      2.46%

(7)      Commitments and Contingencies

                The Bank entered into a lease for office space at its current location for a term of ten years beginning May 1993. This lease is subject to 3 percent annual increases, as well as allocations of real estate taxes and certain operating expenses. In addition, the Company has two additional branch leases also subject to annual increases as well as allocations of real estate taxes and operating expenses.

                Minimum future rental payments under the noncancelable operating leases, as of December 31, 1996 for each of the next five years and in the aggregate, are as follows:


                                                       (dollars in thousands)
                Year ending December 31,                         Amount
                --------------------------------------------------------
                1997                                     $          315
                1998                                                357
                1999                                                366
                2000                                                375
                2001                                                384
                Thereafter                                          412
                --------------------------------------------------------
                                                         $        2,209
                --------------------------------------------------------


                The total rent expense was $209,039 and $162,286 in 1996 and 1995, respectively.

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

(8)      Continued

                Analysis of activity for loans to related parties is as follows:


     (dollars in thousands)                                  1996         1995
-------------------------------------------------------------------------------

Balance, beginning of year                          $       1,081          558

New loans                                                     236          659
Loans paid off or paid down                                  (208)        (136)
-------------------------------------------------------------------------------

Balance, end of year                                $       1,109        1,081
-------------------------------------------------------------------------------


                Effective January 1, 1993, the Company established an Employee Stock Ownership Plan (ESOP), as further described in Note 11. During June 1994, the Company purchased 32,949 and 22,722 shares of its common stock from several of the Company's current and former directors, respectively, at $8.75 per share, for the ESOP.

                The loan used to fund the ESOP was provided by a director of the Company in the original amount of $500,000. As of December 31, 1996 the outstanding balance of the loan was $375,000. In management's opinion, the loan is at market terms. The loan requires quarterly principal payments of $12,500, quarterly interest payments at prime plus 2 percent, and a balloon payment for the remaining principal balance on June 1, 1998.

(9)      Stock Warrants

                Associated with the Company's initial public offering, the organizers were granted one warrant for each share of common stock purchased for cash in the offering. The stock purchase warrants entitle the holder of the warrants to purchase Company stock at $10 per share, at any time during the term of the warrant. The warrants expire on July 1, 2001.

                In the event of a capital call upon the Bank, the Office of the Comptroller of the Currency will require the Company stock warrants to be exercised at a price no less than current book value or the warrants will be forfeited. The Company had 228,250 stock warrants issued and outstanding at December 31, 1996. No warrants have been exercised.

  (10)   Stock Option Plan

                In 1992, the stockholders approved a stock option plan that provides for incentive stock options, non-qualified stock options, and restricted stock. The plan was amended and restated in 1996 to effect certain technical changes in connection with revisions to Rule 166-3 promulgated under the Exchange Act of 1934 as amended. A designated committee of the Board of Directors is authorized to grant options to employees, officers, directors and advisory board members. A total of 160,058 shares of common stock have been reserved for this plan. All options are immediately exercisable and expire 10 years from the grant date.

                At December 31, 1996, the Company had the stock-based compensation plan described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been recorded consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

(10)     Continued

                                                                              December 31,
                                                                              -----------
                (dollars in thousands except per share data)              1996             1995
           -------------------------------------------------------- ----------------- ----------------
           Net income                        As reported                 $1,062            $ 568
                                             Pro forma                   $  565            $ 550

           Primary earnings per share        As reported                 $ 1.23            $ .92
                                             Pro forma                   $  .66            $ .89

                The fair value of each option grant was estimated on the date of grant using an option-pricing model with the following assumptions for both years; risk-free interest rate of 5.25 percent; dividend yield of zero percent; expected life of ten years and volatility of 25 percent.

                A summary of the status of the Company's performance-based stock option plan as of December 31, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                                              for the years ended December 31,
                                                              1996                       1995
                                                     --------------------------------------------------
                                                                   Weighted                 Weighted
                                                                   average                  average
                                                                   exercise                 exercise
                  Performance Options                   Shares      price        Shares      price
         ----------------------------------------------------------------------------------------------
         Outstanding at beginning of the year             12,500       $8.75        6,000       $8.75
         Granted                                         109,830       $9.19        6,500       $8.75
         Exercised                                             0           0            0           0
         Forfeited                                         3,000       $8.71            0           0
         Outstanding at end of year                      119,330       $9.18       12,500       $8.75
         Options exercisable at year-end                 119,330       $9.18       12,500       $8.75
         Weighted average fair value of options
            granted during the year                                    $4.54                    $4.33
         Weighted average remaining contractual life   9.9 years                  9 years

              As of December 31, 1996, the 119,330 performance options under the plan, have exercise prices between $8.50 and $11.00.

(11)     Employee Stock Ownership Plan

                The Company has established the Employee Stock Ownership Plan and Trust (ESOP) which became effective on January 1, 1993, for employees of the Bank who have at least one year of credited service and have attained the age of twenty-one (21). The ESOP is to be funded by the Bank's annual contributions made in cash or common stock. Contributions to the plan are made at the discretion of the Board of Directors. Shares purchased by the ESOP are held in a suspense account for allocation among the participants as the loan is repaid. As described in note 8, during 1994 the ESOP purchased 57,171 shares of company stock using $500,000 of funds borrowed from a director of the Company. Compensation expense relating to the ESOP for 1996 and 1995 was $52,988 and $50,000, respectively. No dividends have been declared on the Company's stock; therefore dividends had no effect on the compensation expense relating to the ESOP. As of December 31, 1996, 14,293 shares have been allocated to participants. The fair value of unearned shares at December 31, 1996 is approximately $460,939.

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

                Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligations by a customer to a third party. The majority of these guarantees extend until satisfactory completion of the customer's contractual obligations. All standby letters of credit outstanding at December 31, 1996, are collateralized.

                Those instruments represent obligations of the Company to extend credit or guarantee borrowings, therefore, they are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which the Company operates. Almost all of these instruments as of December 31, 1996 have floating rates, therefore significantly mitigating the market risk.

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


                                                                                  Contractual
     (dollars in thousands)                                                          amount
----------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent potential credit risk:
        Commitments to extend credit                                           $       17,330
        Standby letters of credit                                              $          222
----------------------------------------------------------------------------------------------


                At December 31, 1997, the Company did not have any financial instruments whose contractual amounts exceed the amount of credit risk.

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

  (13)   Significant Concentrations of Credit

                At December  31,  1996,  the  Company had federal  funds sold to three correspondent banks totaling approximately $6,810,000, each of which had a balance of $453,000 or more. These are overnight investments and are rolled-over on a daily basis. The Company does not normally require collateral for this type of investment.

(14)     Noninterest Expense

                Noninterest expenses consist of the following:


     (dollars in thousands)                                          1996         1995
---------------------------------------------------------------------------------------
Salaries and employee benefits                              $       1,567        1,276
Occupancy and equipment                                               394          299
Office and operations expenses                                        355          287
Data processing                                                       259          226
Legal and professional fees                                           305          224
Business development                                                  122          114
Amortization of premium paid for deposits                             126           77
Deposit insurance                                                      41           63
---------------------------------------------------------------------------------------

                                                            $       3,169        2,566
---------------------------------------------------------------------------------------


(15)     Disclosures of Fair Value of Financial Instruments

                The assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 1996. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

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

         (15)     Continued

                  Loans

                  To determine the fair market value for loans, the loan portfolio was segmented based on loan type, credit quality and maturities. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on current carrying values. The fair values of other loans are estimated using discounted cash flow analysis, using interest rates that were offered as of December 31, 1996 for loans with similar terms to borrowers of similar credit quality.

                  Deposits

                  The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of certificates of deposit are estimated using discounted cash flow analysis using interest rates that were offered as of December 31, 1996.

                  Long-Term Debt

                  As described in Note 8, the long-term debt is variable rate at market terms; therefore, the carrying amount was used as a reasonable estimate of fair value.

                  Commitments

                  The fair value of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other convenants or requirements. These commitments generally have fixed expiration dates expiring within one year. Many commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of these instruments are competitive with others in the market in which the Company operates. The carrying amounts are reasonable estimates of the fair value of these financial instruments. The carrying amounts of these instruments are zero at December 31, 1996.

         Fair Value of Financial Instruments as of December 31, 1996


------------------------------------------------------------------------------

                                                         December 31, 1996
                                                    --------------------------
                                                       Carrying     Estimated
     (dollars in thousands)                              Amount    Fair Value
------------------------------------------------------------------------------

Financial assets:
     Cash and cash equivalents                   $       13,625        13,625
     Investments                                         14,767        14,775
     Loans                                               56,983        56,955

Financial liabilities:
     Noninterest-bearing demand deposits                 20,113        20,113
     NOW and money market accounts                       37,956        37,956
     Savings                                              2,438         2,438
     Certificates of deposit                             18,046        17,751
     Long-term debt                                         375           375

Commitments                                      $            -             -
------------------------------------------------------------------------------

(16)     Holding Company Only Financial Statements

         Balance Sheets as of December 31, 1996 and 1995: (dollars in thousands)



Assets                                                                1996             1995
--------------------------------------------------------------------------------------------
Assets:
     Cash                                                   $           50               12
     Federal funds sold                                                384                -
     Prepaids and other assets                                          10                -
     Investment in subsidiary bank                                   8,182            4,560
--------------------------------------------------------------------------------------------

Total assets                                                $        8,626            4,572
--------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------

Liabilities:
     Long term debt                                         $          375              425
     Other liabilities                                                  38                6
--------------------------------------------------------------------------------------------

Total liabilities                                                      413              431
--------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock                                                    5,356            3,343
     Additional paid-in capital                                      4,035            3,072
     Employee stock ownership plan trust                              (375)            (425)
     Retained earnings                                                (803)          (1,849)
--------------------------------------------------------------------------------------------

Total stockholders' equity                                           8,213            4,141
--------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                  $        8,626            4,572
--------------------------------------------------------------------------------------------


         Statements of Operations for the years ended December 31, 1996 and 1995:



                                                                         1996        1995
------------------------------------------------------------------------------------------
Income:
     Equity in undistributed earnings of subsidiary             $       1,070         576
     Interest income                                                       10           -
------------------------------------------------------------------------------------------

Total income                                                            1,080         576

Expenses                                                                   18           8
------------------------------------------------------------------------------------------

Total expenses                                                             18           8
------------------------------------------------------------------------------------------

Net income (loss)                                               $       1,062         568
------------------------------------------------------------------------------------------

(16)     Continued

         Statements of Cash Flows for the years ended December 31, 1996 and 1995:




     (dollars in thousands)                                                 1996            1995
-------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                $           1,062             568
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in undistributed net income of subsidiary                  (1,070)           (576)
        Compensation expense for ESOP trust                                   53              50
        Other                                                                 18               -
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     63              42
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Issuance of common stock                                              2,976               -
     Increased investment in subsidiary                                   (2,567)              -
     Payments on ESOP trust debt                                             (50)            (50)
-------------------------------------------------------------------------------------------------
Net cash provided ( used) by financing activities                            359             (50)
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                  422              (8)

Cash and cash equivalents, beginning of year                                  12              20
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $             434              12
-------------------------------------------------------------------------------------------------


================================================================================


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the directors, and executive officers of the Company and the Bank. The Company's articles of incorporation and by-laws provide for staggered terms for the Board of Directors. The Company's Board of Directors has been divided into three classes so that, after their initial terms, approximately one-third of the directors are elected to a three-year term at each annual shareholders meeting. Members of the Bank's Board of Directors will serve one-year terms until the next annual meeting of the Bank's shareholders, and thereafter until their successors are elected and qualified. Executive officers of the Company are elected by the Company's Board of Directors, and executive officers of the Bank are elected by the Bank's Board of Directors, in each case for one-year terms and to serve until their successors are elected and qualified. Except as otherwise indicated, each person has been or was engaged in his present or last principal occupation, in the same or a similar position, for more than five years.

Name                      Age     Position Held and Principal Occupations
----                      ---     ---------------------------------------
George Assaf              35      Mr. Assaf  joined the Bank in 1993 as a commercial lender and became  the Chief Lending Officer in April, 1996.  Prior to joining the Bank, he was with Barnett Bank from 1991 to 1993.  Mr. Assaf has over ten years of banking experience in lending, credit analysis, branch operations, and management.

Joel M. Birken            49      Mr.  Birken has been a Class I director  of the  Company and a director of the Bank since 1995.  Mr.  Birken is a founding  shareholder  of the law  firm of Rees,  Broome & Diaz,  P.C.,  and has  practiced  law with that firm in Vienna,  Virginia since 1974.  Rees,  Broome & Diaz,  P.C.
                                  serves as the Company's corporate counsel.

David M. Cordingley       50      Mr.  Cordingley  joined the  Company in May 1996.  He has over 20 years experience  in banking  including  the  founding  of Bank 1st,  N.A. in
                                  McLean,  Virginia  in  1987.  Additionally,  Mr.  Cordingley  spent  15 years in various  positions with First  American Bank of Virginia.  Mr.
                                  Cordingley  graduated  from C.W.  Post College in  Greenvale,  New York with a B. A. in economics.

Michael Farnum            51      Mr.  Farnum has been a Class II  director of the Company and a director of the Bank since 1991.  He has been,  since 1991,  self-employed  with the  Farnum  Company  and  concentrates  on the  sales and  leasing  of commercial  and  industrial  real  estate.  From  1973 to 1991,  he was vice  president  and sales  manager of two regional  real estate firms, including Weaver Bros., Inc.

Alben G. Goldstein, M.D.  51      Dr.  Goldstein  has been a Class I director of the  Company  since 1989 and was a director  of the Bank from 1991  through  January  15,  1997.
                                  He  has  been  the  owner  and  senior   physician  of  the   Arthritis
                                  Associates  of  Northern  Virginia,  P.C.  for more  than the past five years.

Zachary A. Kaye, M.D.     49      Dr. Kaye has been a Class I director  of the  Company  since 1989 and a director of the Bank since 1991.  He is  currently a physician  in sole
                                  practice  in   Woodbridge,   Virginia.   He  has  been  an   individual
                                  practitioner for more than the past fifteen years.

Beth W. Newburger(1)      59      Ms.  Newburger  has been a Class II director
                                  of the  Company  and a director  of the Bank since  1991.  She has been
                                  President  of Corabi  International  Telemetrics,  Inc.,  a  biomedical instrumentation  company,  for more than the past five  years.  She was appointed  Chief of Staff,  White House  Office of Women's  Initiatives
                                  and  Outreach,  in October  1995 and she assumed the position of Deputy
                                  Administrator, General Services Administration on April 15, 1996.

J. Patrick Rowland        59      Mr.  Rowland  has been a Class III  director  and Vice  Chairman of the
                                  Board of  Directors  of the  Company  since  1989,  and a director  and
                                  Chairman of the Board of the Bank since 1991.  Since  January  1995, he has  been a  business  consultant  with  offices  in  Washington,  D.C.
                                  Prior to this,  Mr.  Rowland was director of  government  relations for
                                  the  Borg-Warner   Security  Corporation  from  September  of  1993  to
                                  December  of 1994.  For five years prior to that,  he was the  Chairman of Rowland & Sellery, a Washington, D.C. business consulting firm.

-------------------------
(1)Ms. Newburger is married to Mr. Schwartz.

Name                      Age     Position Held and Principal Occupations
----                      ---     ---------------------------------------
Fred J. Rubin             35      Mr.  Rubin joined the Bank as its Vice  President  of Credit  Policy in
                                  July,  1996.  Prior to his  employment  by the  Bank,  Mr.  Rubin was a
                                  National  Bank  Examiner  with the  Office  of the  Comptroller  of the
                                  Currency.  Mr. Rubin has over thirteen  years of banking  experience in lending, credit and regulatory relations.


Richard Schwartz(2)       67     Mr.  Schwartz  has been a Class III  director and Chairman of the Board of the  Company,  and  director  and Vice  Chairman of the Bank,  since
                                  1991.  He is the  founder,  and for  more  than the  past  five  years,
                                  President   of  Boat   Owners   Association   of  The   United   States
                                  ("BOAT/U.S.").  He is also the  Chairman  of the Board and CEO, of Boat
                                  America  Corporation,  a service  company.  Mr. Schwartz is an attorney and is  admitted  to the New York,  Florida,  and  District of Columbia
                                  Bars, and the Supreme Court of the United States.

William C. Sellery, Jr.   49      Mr.  Sellery has been a Class II  director  of the  Company  since 1989 and  director  of the  Bank  since  1991.  He  has  been  President  of
                                  Sellery  Associates,  Inc.,  since  September  1993.  Prior to this, he was president of Rowland & Sellery,  Inc., a Washington  D.C.  business consulting firm, from 1988 to 1993.

Samuel E. Smith, Jr.      41      Mr.  Smith  joined  the  Bank in June  1994 as its  Vice  President  of
                                  Credit   Administration  and  Operations.   Mr.  Smith  previously  was
                                  Assistant  Vice  President at Citizens Bank of Washington  from 1991 to
                                  1994.   From  1986  to  1991,   Mr.  Smith  served  as  Assistant  Vice
                                  President  of  Citizens  Bank of  Virginia.  Mr Smith as over  nineteen years of banking experience in lending,  compliance,  credit and branch administration.

Terrie G. Spiro           40      Ms. Spiro, who is the founding  President,  has been  President/CEO and a Class III director of the Company since 1989, and  President/CEO  and director of the Bank since 1991.  Ms.  Spiro has over  seventeen  years of commercial banking experience.

St. Clair J. Tweedie      59      Mr.  Tweedie  has  been  a  Class  II  director  of the  Company  and a director  of  the  Bank  since  1991.  He  is  currently  a  management
                                  consultant.   Prior  to  this,   he  was  the  Director  of  Government
                                  Relations  for  American  Cyanamid  Company for more than the past five years.

Janet A. Valentine        45      Ms.  Valentine  serves as Senior  Vice  President  and Chief  Financial
                                  Officer of the Bank since  February  1996.  From 1991 to 1996,  she was
                                  Vice  President and  Controller  at Patriot  National Bank of Virginia.
                                  Ms.  Valentine has over nineteen  years of experience in bank financial reporting, budgeting and management.

Stephen A. Wannall        49      Mr.  Wannall  was  appointed  to  serve  as a Class I  director  of the
                                  Company  and a director  of the Bank at the  December  1995  meeting of the Board of  Directors  and  subsequently  elected at the 1996  Annual
                                  Shareholders  Meeting.  He is the Managing  Shareholder of Brown, Dakes
                                  & Wannall,  P.C.,  an  accounting  firm  located in Northern  Virginia.
                                  Mr.  Wannall is a Certified  Public  Account and has over twenty  years of experience in public accounting.

(2)Ms. Newburger is married to Mr. Schwartz.

ITEM 10 - EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table sets forth for the fiscal years ended December 31, 1994, and 1995, the cash compensation paid or accrued by the Company and the Bank, as well as certain other compensation paid or accrued for those years, for services in all capacities to the chief executive officer of the Company and the Bank, Terrie G. Spiro and chief lending officer, George Assaf. No executive officers of the Company or the Bank, other than Ms. Spiro and Mr. Assaf, earned total annual compensation, including salary and bonus, for the fiscal year ended December 31, 1996, in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                            Long Term
                                               Annual Compensation          Compensation
                                                                            Securities
Name and Principal                                                          Underlying       All other
Position               Year                 Salary($)         Bonus($)      Options (#)      Compensation
------------------     ----                 ---------         --------      -----------      ------------
Terrie G. Spiro -      1996                 $130,000          $25,000          9,400         $19,222(3)
  President and
  Chief Executive      1995                 $105,663          $40,000          3,000         $18,609
  Officer
                       1994                 $102,731                -          6,000         $14,383
-----------------
George Assaf           1996                 $ 65,502          $47,636            500               -(2)
  Vice President
  and Chief            1995                 $ 50,000          $18,564            500               -
  Lending Officer
                       1994                 $ 45,000          $ 8,037              -               -

(1) See "Option Grants," "Option Exercises and Year-End Values" and "Stock Option Plan" for disclosure regarding outstanding stock options.

(2) In accordance with SEC rules, perquisites constituting less than the lesser of $50,000 or 10% of total salary and bonuses are not reported.

(3) Comprises employer contributions of term life insurance premium of $296, disability insurance premium of $2,900, health insurance premium of $2,306, car lease payments of $6,316, fuel and parking allowance of $3,600, and club dues of $3,804.

            [The remainder of this page is intentionally left blank]

OPTION GRANTS

         Options granted to the Named Executive Officers during 1996 are set forth in the following table. For disclosure regarding the terms of stock options see "Stock Option Plan."

Options Grants in Last Fiscal Year - Individual Grants

                                         Percent                                  Potential Realizable
                                           of                                      Value at Assumed
                                          Total                                     Annual Rates of
                        Shares          Number of                                     Stock Price
                        Under-           Options                                      Appreciation
                         lying           Granted       Exercise                    for Option Term (2)
                        Options         Employees       Price       Expiration   -----------------------
Name                    Granted          in 1996     ($/share)(1)      Date         5% ($)     10% ($)
----                    --------         -------     ------------   -----------  ----------   ----------
Terrie G. Spiro           3,400           27.4%         $ 8.50       Feb. 2006     $18,175     $ 46,059
Terrie G. Spiro           6,000           48.4%         $11.00       Oct. 2006     $41,507     $105,187
N. George Assaf             500            4.0%         $ 8.50       Feb. 2006     $ 2,673     $  6,773

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

OPTION EXERCISES AND YEAR-END VALUES

         No stock options were exercised by the Named Executive Officers during 1996. There were no stock appreciation rights outstanding during 1996. The following table sets forth certain information regarding unexercised options held by the Named Executive Officers as of December 31, 1996:

                                               Aggregated Fiscal Year-End Option Values
                                               ----------------------------------------
                                  Number of Securities                         Value of Unexercised
                                 Underlying Unexercised                       In-the-Money Options at
                             Options at Fiscal Year-End (#)                    Fiscal Year-End ($)(1)
                             ------------------------------                  -------------------------
Name                          Exercisable     Unexercisable           Exercisable      Unexercisable
----                         ------------     -------------           -----------      -------------
Terrie G. Spiro                9,000(2)             0                   $18,000               N/A
Terrie G. Spiro                3,400(3)             0                   $ 7,650               N/A
Terrie G. Spiro                6,000(4)             0                   $     0               N/A
Terrie G. Spiro                2,630(5)             0                   $ 4,274               N/A
N. George Assaf                  500(2)             0                   $ 1,000               N/A
N. George Assaf                  500(3)             0                   $ 1,125               N/A

(1)      Value determined by the Board of Directors of the Company.
(2)      The exercise price of these options is $8.75 per share.
(3)      The exercise price of these options is $8.50 per share.
(4)      The exercise price of these options is $11.00 per share.
(5)      The exercise price of these options is $9.125 per share.

Compensation of Directors

         Directors of the Bank receive $150 for every Board of Directors meeting attended, paid quarterly in arrears. In 1996, options totaling 97,430 were awarded as follows to the listed directors and advisory board directors.

                         Shares Underlying
Name                      Options Granted    Exercise Price    Termination Date
----                     -----------------   --------------    ----------------

Michael Farnum                  9,500            $9.125            8/26/2006
Alben G. Goldstein, M.D.        4,350            $9.125            8/26/2006
George Hill*                    9,500            $9.125            8/26/2006
Zachary A. Kaye, M.D.           1,350            $9.125            8/26/2006
Letitia Marks*                  5,230            $9.125            8/26/2006
Beth W. Newburger               1,450            $9.125            8/26/2006
J. Patrick Rowland             22,350            $9.125            8/26/2006
Richard Schwartz               10,350            $9.125            8/26/2006
William C. Sellery, Jr.        15,300            $9.125            8/26/2006
Terrie G. Spiro                 2,650            $9.125            8/26/2006
St. Clair J. Tweedie            5,300            $9.125            8/26/2006
Nicholas Van Nelson*           10,100            $9.125            8/26/2006

*Advisory board director

Employment Contracts and Termination of Employment Agreements

         In October 1996, Terrie G. Spiro and the Company executed a new employment agreement. The following is a summary of the material terms of the employment agreement. The term of employment was deemed to have commenced January 1, 1996, and continues for a period of four years unless terminated. After completion of the initial four years, the agreement will automatically be extended for an additional year, and shall thereafter be extended on a year-to-year basis unless either party gives six months prior notice of intention to terminate. According to the terms of the employment agreement, Ms. Spiro receives a base salary of $130,000 for 1996 (increasing to $140,000 in 1997) and benefits including, but not limited to, individual contributory health insurance, term life insurance policy, the cost of annual dues to one country club and one dining club membership. Ms. Spiro's employment agreement entitles her to receive incentive stock options annually based upon certain performance objectives. The employment agreement also provides for both short term and long term incentive bonus compensation if, during each relevant period, the Bank meets certain performance objectives, including but not limited to: (i) asset quality; (ii) asset growth; and (iii) net income before taxes. In the event of a hostile takeover or a change in control of the Company or the Bank, the Company/Bank will pay to Ms. Spiro an amount equal to two (2) times base salary and bonuses. The Company maintains a key-person insurance policy on the life of Ms. Spiro. Upon Ms. Spiro's death, proceeds of $500,000 under the policy are payable to the Company.

Stock Option Plan

         During 1992, the Board of Directors of the Company adopted, and the shareholders approved, the Tysons Financial Corporation Stock Option Plan (the "Plan"). The Plan was amended in 1996 by the Board of Directors to comply with revisions to Rule 166-3 promulgated under the Securities Exchange Act of 1934, as amended, and to effect certain other technical changes. The Plan provides that restricted stock and stock options may be granted for the purchase of up to 160,058 shares of Common Stock, subject to adjustment upon changes in capitalization. The Plan is intended as an incentive for and as a means of encouraging share ownership by certain persons who are employees or directors of the Company or the Bank. Options may be granted to certain employees or directors of the Company or the Bank or any subsidiary of the Company or the Bank and may be granted either as incentive stock options (which qualify for certain favorable tax consequences), or as non-qualified stock options. Options may not be transferred except by will or by the laws of descent and distribution or a Domestic Relations Order, and during an optionee's lifetime may be exercised only by the optionee (or by his or her guardian or legal representative, should one be appointed). See also the accompanying notes to the financial statements "(10) Stock Option Plan".

         The Plan is administered by a committee consisting of at least two members of the Board of Directors. Insofar as discretionary options or shares of restricted stock are granted to persons who are subject to Section 16 of the Exchange Act, the committee will consist of at least two directors who within the preceding year have not received discretionary grants under the Plan. The committee determines the employees and directors who will receive options or restricted stock and, based on each such person's position and current and potential contribution to the Company or the Bank, the amount of restricted stock or the number of shares that will be covered by their options. The committee also determines the periods of time (not exceeding ten years from the date of grant in the case of an incentive stock option) during which options will be Exercisable and determines whether termination of an optionee's employment under various circumstances would terminate options granted under the Plan to that person. In addition, the committee determines the restriction period and vesting conditions, the consequences of any termination of employment, and the other terms of any grant of restricted stock. The option price per share is an amount determined by the Committee but will not be less than 100% of the fair market value per share on the date of grant for incentive stock options. The option price is payable in full upon exercise. The Company and the Bank receive no consideration upon the granting of an option.

         The Board of Directors has the right at any time to terminate or amend the Plan without shareholder approval , but no such action may terminate, except for certain amendments, options already granted or otherwise affect the rights of any optionee under any outstanding option without the optionee's consent. The Board of Directors must obtain shareholder approval to adopt any amendment of the Plan that would (i) increase the total number of shares issuable pursuant to incentive stock options under the Plan or materially increase the total number of shares of Common Stock subject to options, (ii) change or modify the class of employees eligible to receive incentive stock options that may participate in the Plan or materially change or modify the class of persons that may participate, or (iii) otherwise materially increase the benefits accruing to participants thereunder.

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

         During the second quarter of 1994, the ESOP purchased shares of the Company's Common Stock using $500,000 of funds borrowed from a director of the Company. The long-term borrowing of $500,000 requires quarterly principal payments of $12,500 and quarterly interest payments of prime plus 2% with a lump sum payment in June 1998. As of December 31, 1996, the outstanding balance of the loan was $375,000.

            [The remainder of this page is intentionally left blank]

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Company's Common Stock as of February 28, 1997, by each director, by directors and executive officers as a group, and by each person known to the Company to own beneficially more than 5% of such Common Stock.


                                           Number of             Percent
Name of Beneficial Owner                Shares Owned (1)       of Class (2)
------------------------                ----------------       ------------
Joel M. Birken                               12,050                1.12%
8133 Leesburg Pike, Suite 900
Vienna, VA  22182

Michael Farnum                               30,931(3)             2.85%
1138 Swinks Mill Road
McLean, VA  22102

Alben G. Goldstein, M.D.                     19,582(4)             1.81%
6305 Castle Place
Falls Church, VA  22044

Zachary A. Kaye, M.D.                        10,036(5)             0.93%
14904 Jeff Davis Highway
Woodbridge, VA  22191

Beth W. Newburger                            14,504(6)             1.35%
880 South Pickett Street
Alexandria, VA  22304

J. Patrick Rowland                           75,290(7)             6.79%
1023 15th St. NW, 7th Floor
Washington, D.C.  20005

Richard Schwartz                             46,517(8)             4.26%
880 South Pickett Street
Alexandria, VA  22304

William C. Sellery, Jr.                      62,818(9)             5.70%
1023 15th St. NW,  7th Floor
Washington, D.C.  20005

Terrie G. Spiro                              41,828(10)            3.79%
8200 Greensboro Drive, Suite 100
McLean, VA  22102

St. Clair J. Tweedie                         41,117(11)            3.77
2665 Marcey Rd.
Arlington, VA  22207

Tysons Financial ESOP Trust (12)             57,171                5.34%
8200 Greensboro Drive, Suite 100
McLean, VA  22102

Stephen A. Wannall                            9,000                0.84%
3025 Hamaker Ct.
Fairfax, VA   22031



Officers and directors as a group of 17     430,142(13)           34.48%

------------------------------------------
(1)      Information  relating to beneficial  ownership of Common Stock is based upon  "beneficial  ownership"  concepts  set  forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934. Under these rules,  a person is deemed to be a "beneficial  owner" of a security if that person has or shares  "voting  power," which includes the power to vote or direct  the voting of such  security,  or  "investment  power,"
         which  includes  the power to dispose or to direct the  disposition  of such security.  A person is also deemed to be a beneficial owner of any security  of which  that  person  has the right to  acquire  beneficial ownership within sixty days. Under the rules,  more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial  interest.  For instance,  beneficial  ownership includes spouses,  minor  children  and  other  relatives  residing  in the same
         household,   and  trusts,   partnerships,   corporations   or  deferred
         compensation plans which are affiliated with the principal. Included in the amount of shares  beneficially  owned are shares  issuable upon the exercise of stock purchase  warrants that were issued to the organizers of the Bank and the Company.  The stock purchase  warrants  entitle the holder of the warrants to purchase  Common Stock at $10.00 per share at
         any  time  during  the  term  of  the  warrant.   The  warrants  became
         exercisable  on January 2, 1992, and have a term of ten years from July
         1,  1991,  the date the Bank  opened  for  business.  In the event of a capital  call upon the Bank,  the OCC will  require the  warrants to be exercised at a price no less than current book value or be forfeited.

 (2) Percent is calculated by treating shares subject to options or warrants held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to warrants or options held by others as not outstanding.

 (3)     Includes  warrants  to  purchase  4,054  shares and options to purchase
         9,500 shares.

 (4)     Includes  warrants  to  purchase  5,160  shares and options to purchase
         4,350 shares.

 (5)     Includes  warrants  to  purchase  3,686  shares and options to purchase
         1,350 shares.

 (6)     Includes  warrants  to  purchase  4,054  shares and options to purchase
         1,450 shares.

 (7)     Includes  warrants  to purchase  14,743  shares and options to purchase
         22,350 shares.

 (8)     Includes  warrants  to purchase  10,688  shares and options to purchase
         10,350 shares.

 (9)     Includes  warrants  to purchase  14,743  shares and options to purchase
         15,300 shares.

(10)     Includes  warrants  to  purchase  7,371  shares and options to purchase
         25,205 shares.

(11)     Includes  warrants  to purchase  14,743  shares and options to purchase
         5,300 shares.

(12) Pursuant to the documents governing the ESOP, each participant in the ESOP is entitled to direct the trustees as to the manner in which the Common Stock which is allocated to such participant is to be voted. In the absence of such instruction, the trustees shall vote all Company
         Stock held by it as part of the ESOP assets at such time and in such manner as the Executive Committee shall direct. Terrie G. Spiro, President and Principal Executive Officer and Director, and Janet A
         Valentine, Principal Financial and Accounting Officer, function as co-trustees and the Executive Committee of the ESOP.

(13) Includes total warrants of 79,242 and stock options of 97,155 of which all are outstanding.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no agreements in existence or anticipated between any Director or officer of the Bank or the Company relating to the premises, furnishings, equipment, fixtures or any other property or service of the Bank or the Company. During 1996 certain directors and executive officers were indebted to the Bank. This indebtedness resulted from loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral)  as those  prevailing at the time for comparable  transactions
with unrelated   parties  and  did  not   involve   more  than  the  normal
risk  of collectibility or present other unfavorable  features.  As of December
31, 1996, loans to directors and executive officers of the Company,  and their affiliates, including  loans  guaranteed  by such  persons and  unfunded commitments  made, aggregated  $1,370,073,  or approximately  16.6% of stockholders'  equity of the Company.

         In June 1994, the Company funded its ESOP with a loan provided by a director of the Company. The original amount of the loan totaled $500,000 and terms of the loan include quarterly principal payments of $12,500 and quarterly interest payments at prime plus 2% with a final payment on June 1, 1998. In management's opinion, the loan is at market terms. The outstanding balance at December 31, 1996 was $375,000.

         Joel M. Birken, a Director of the Company, is a shareholder in the law firm of Rees, Broome & Diaz, P.C., which regularly acts as counsel to the Company and the Bank. During the years ended 1995 and 1996, Rees, Broome & Diaz,
P.C. performed legal services for the Bank and was paid $99,490 and $112,156, respectively.

            [The remainder of this page is intentionally left blank]




                                    PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3(a)     Articles of  Incorporation  (incorporated  by
                                    reference to Exhibit 3(a) to the Company's
                                    Registration Statement No. 33-33051-A on
                                    Form S-18).

                  3(b)     By-laws of the Company  amended  through May 27, 1992
                                    (incorporated  by reference to the exhibits
                                    to the Tysons Financial Corporation Annual
                                    Report on Form 10-KSB for the fiscal year
                                    ended December 31, 1992).

                  4        Common stock certificate.

                  10(a)    Consulting  agreement  between the Bank and Terrie G.
                                    Spiro  (incorporated  by reference to
                                    Exhibit 10(a) to the  Company's
                                    Registration  Statement  No.  33-33051-A on
                                    Form S-18).

                  10(b)    Organizers'  Agreement  (incorporated  by  reference
                                    to Exhibit  10(b) to the  Company's
                                    Registration Statement No. 33-33051-A on
                                    Form S-18).

                  10(c)    Employment   Agreement  between  the  Company  and
                                    Terrie  G.  Spiro  (incorporated  by
                                    reference  to  Exhibit  10(c)  to  the
                                    Company's  Registration  Statement  No.
                                    33-33051-A on Form S-18)(superseded by
                                    exhibit 10(m)).

                  10(d)    Lease  Terms  Letter  (incorporated  by  reference
                                    to  Exhibit  10(d) to the  Company's
                                    Registration Statement No. 33-33051-A on
                                    Form S-18).

                  10(e)    Escrow Agreement  (incorporated  by reference to
                                    Exhibits 10(e),  10e.1 and 10e.2 to the
                                    Company's Registration Statement No.
                                    33-33051-A on Form S-18).

                  10(f)    Consolidation  Agreement  (incorporated  by reference
                                    to Exhibit  10(f) to the Company's
                                    Registration Statement No. 33-33051-A on
                                    Form S-18).

                  10(g)    Stock    Option    Plan   of   the   Company
                                    (incorporated  by  reference to the exhibits
                                    to the Tysons Financial  Corporation  Annual
                                    Report on Form  10-KSB for the  fiscal  year
                                    ended  December  31,   1992)(superseded   by
                                    Exhibit 10(r)).

                  10(h)    Employee Stock Ownership Plan of the Company
                                    (incorporated  by  reference to the exhibits
                                    to the Tysons Financial  Corporation  Annual
                                    Report on Form  10-KSB for the  fiscal  year
                                    ended December 31, 1993).

                  10(i)    Amended  Employment  Agreement  between  the Company
                                    and Terrie G. Spiro (incorporated by
                                    reference  to the  exhibits  to  the  Tysons
                                    Financial  Corporation Annual Report on Form
                                    10-KSB  for the fiscal  year ended  December
                                    31, 1992).

                  10(j)    Lease  Agreement  dated  October  12,  1992, between
                                    the Company and  Eighty-Two  Hundred
                                    Greensboro   Associates   (incorporated   by
                                    reference  to the  exhibits  to  the  Tysons
                                    Financial  Corporation Annual Report on Form
                                    10-KSB  for the fiscal  year ended  December
                                    31, 1992).

                  10(k)    Purchase and Assumption  Agreement  dated as of
                                    February 2, 1995, between Tysons National
                                    Bank and Suburban  Bank of  Virginia,  N.A.,
                                    and joined in by the  Company  and  Suburban
                                    Bancshares,  Inc. (incorporated by reference
                                    to  the  exhibits  to the  Tysons  Financial
                                    Corporation Annual Report on Form 10-KSB for
                                    the fiscal year ended December 31, 1994).



                  10(l)    Agreement for Information Technology Services dated
                                    July 16, 1993 between  Electronic  Data
                                    Systems  Corporation and Tysons National
                                    Bank (incorporated by reference to Exhibit
                                    10(l) to the Tysons Financial  Corporation
                                    Annual Report for the fiscal year ended
                                    December 31, 1995).

                  10(m)    Employment Agreement between the Company and Terrie
                                    G. Spiro  (incorporated  by reference to
                                    Exhibit 10 to the Company Form 10-QSB for
                                    the quarter ended September 30, 1996).

                  10(r)    Stock    Option    Plan   of   the   Company
                                    (incorporated by reference to Exhibit to the
                                    Company's  registration  Statements  on Form
                                    S-8).

                  21       Subsidiaries of the Company (incorporated by
                                    reference   from   the   Tysons    Financial
                                    Corporation  Annual  Report on Form 10-K for
                                    the fiscal  year ended  December  31,  1990,
                                    Exhibit 21).

                  27       Financial Data Schedule

         (b)      Report on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.


           [The remainder of this space is intentionally left blank.]



                                   SIGNATURES


         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TYSONS FINANCIAL CORPORATION
                                   (Registrant)
                               BY: /s/ Terrie G. Spiro  ,
                                   -------------------------------------
                                       Terrie  G.  Spiro,  President,
                                       Principal  Executive Officer, and
                                       Director

                               BY: /s/Janet A. Valentine,
                                   -------------------------------------
                                       Janet A. Valentine,  Principal Financial
                                       and Accounting  Officer

Date:  March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                    Date
---------                       -----                    ----

 /s/ Joel M. Birken
---------------------------     Director                 March 19, 1997
Joel M. Birken

/s/ Michael Farnum
---------------------------     Director                 March 19, 1997
Michael Farnum

/s/ Alben G. Goldstein
---------------------------     Director                 March 19, 1997
Alben G. Goldstein

/s/ Zachary A. Kaye
--------------------------      Director                 March 19, 1997
Zachary A. Kaye

/s/ Beth W. Newburger
---------------------------     Director                 March 19, 1997
Beth W. Newburger

/s/ J. Patrick Rowland
---------------------------     Director                 March 19, 1997
J. Patrick Rowland

/s/ Richard Schwartz
---------------------------     Director                 March 19, 1997
Richard Schwartz

/s/ William C. Sellery, Jr.
---------------------------     Director                 March 19, 1997
William C. Sellery, Jr.

/s/ Terrie G. Spiro             President,               March 19, 1997
---------------------------     Principal Executive
Terrie G. Spiro                 Officer, and Director


/s/ St. Clair J. Tweedie
---------------------------     Director                 March 19, 1997
St. Clair J. Tweedie


/s/ Janet A. Valentine          Principal
---------------------------     Financial and
Janet A. Valentine              Accounting Officer       March 19, 1997


/s/ Stephen A. Wannall
---------------------------     Director                 March 19, 1997
Stephen A. Wannall

                                       58

