Form 10-Q
period 1997-03-31
TYSONS FINANCIAL CORP
filed 1997-05-15
CIK 859632

Conformed Copy

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB

         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR   THE QUARTERLY PERIOD ENDED March 31,
              1997

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

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $5.00 per share

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes   X     No
                                        _____      _____

As of March 31, 1997, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    _____      _____

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page(s)
                                                                                                        -------
Consolidated Statements of Financial Condition as of March 31, 1997 and December 31, 1996                 2



Consolidated Statements of Operations for  the three months ended March 31, 1997 and 1996                 3



Consolidated Statements of Cash Flows for  the three months ended March 31, 1997 and 1996                 4

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                                                     (unaudited)
                                                                                      March 31,       December 31,
 Assets                                                                                 1997             1996
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                          $     4,265,26      $    6,814,233
Federal funds sold                                                                    2,220,828           6,810,371
Interest-bearing deposits in other banks                                                100,000             100,000
Investment securities available-for-sale, at fair value                               9,532,590          11,040,897
Investment securities held-to-maturity, at cost, fair value
     of $2,948,000 in 1997 and $3,734,415 in 1996                                     2,969,149           3,726,535
Loans, net                                                                           58,387,304          56,982,848
Property and equipment, net                                                             571,611             499,977
Premium paid for deposits acquired                                                      949,133             982,067
Accrued interest receivable and other assets                                            883,684             879,782
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $   79,879,567      $   87,836,710
===================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
        Noninterest-bearing demand                                               $   18,300,086      $   20,113,231
        NOW and money market accounts                                                31,472,702          37,956,032
        Savings                                                                       2,318,339           2,438,259
        Certificates of deposit, under $100,000                                      13,830,285          13,672,085
        Certificates of deposit, $100,000 and over                                    4,274,700           4,374,231
-------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  70,196,112          78,553,838

     Accrued interest payable and other liabilities                                     531,162             642,787
     Federal funds purchased and repurchase agreements                                  388,746                   -
     Long-term debt                                                                     362,500             375,000
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    71,478,520          79,571,625
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, par value $5; 10,000,000 shares authorized;  1,071,119 shares issued and outstanding March 31, 1997
        668,619 shares issued and outstanding in December 31, 1996                    5,355,595           5,355,595
     Additional paid-in capital                                                       4,040,053           4,035,209
     ESOP Trust, 45,737 shares in 1997 and 47,166 shares                               (362,500)           (375,000)
        in 1996
     Accumulated deficit                                                               (622,982)           (802,960)
     Unrealized (loss)gain on investment securities available-for-sale                   (9,119)             52,241
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                            8,401,047           8,265,085
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       $   79,879,567      $   87,836,710
===================================================================================================================

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

                                                        Three months     Three months
                                                           ended            ended
 (Unaudited)                                              March 31,        March 31,
                                                            1997             1996
-------------------------------------------------------------------------------------
 Interest Income:
    Loans                                             $  1,361,851     $   1,104,019
    Investment securities:
        Available-for-sale                                 189,890            85,739
        Held-to-maturity                                    42,322            74,361
    Federal funds sold                                      66,409           160,850
    Deposits in other banks                                  1,409             1,587
------------------------------------------------------------------------------------
 Total interest income                                   1,661,881         1,426,556
------------------------------------------------------------------------------------

 Interest expense:
    Interest on deposits:
        NOW and money market accounts                      267,439           224,999
        Savings accounts                                    16,910            23,309
        Certificates of deposit, under $100,000            187,552           221,704
        Certificates of deposit, $100,000 and over          60,659            52,886
    Interest on short-term borrowings                        5,003                 -
    Interest on long-term debt                               9,503            10,875
------------------------------------------------------------------------------------
 Total interest expense                                    547,066           533,773
------------------------------------------------------------------------------------

 Net interest income                                     1,114,815           892,783

 Provision for loan losses                                  42,501                 -
------------------------------------------------------------------------------------

 Net interest income after provision for loan losses     1,072,314           892,783

 Non-interest income:
    Service charge income                                   41,774            50,747
    Other income                                            27,539            29,752
------------------------------------------------------------------------------------
 Total non-interest income                                  69,313            80,499
------------------------------------------------------------------------------------

 Non-interest expense:
    Salaries and employee benefits                         413,469           390,797
    Occupancy, equipment and depreciation                  120,806            90,050
    Operations expense                                     155,907           123,926
    Administration expense                                 171,067           177,573
------------------------------------------------------------------------------------
 Total non-interest expense                                861,249           782,346
------------------------------------------------------------------------------------
 Net income before income taxes                            280,378           190,936
 Income tax expense (benefit)                              100,400           (87,000)
------------------------------------------------------------------------------------
 Net income                                           $    179,978     $     277,936
------------------------------------------------------------------------------------

 Net income per weighted average share                $       0.16     $        0.44
 Weighted average shares outstanding                     1,095,194           620,511

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows


(Unaudited)                                                                        Three months       Three months
                                                                                       ended             ended
                                                                                 March 31, 1997    March 31, 1996
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                   $    179,978       $    277,935
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                      38,064             57,718
     Provision for loan losses                                                          42,501                  -
     Income tax benefit                                                                      -            (87,000)
     Compensation expense for ESOP Trust                                                17,087             12,500
     (Increase) decrease in accrued interest receivable and other assets                (3,902)            31,269
     Increase (decrease) in accrued interest payable and other liabilities            (111,625)            (2,481)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              162,103            289,941
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of available-for-sale securities                                       (986,975)          (454,679)
     Purchases of held-to-maturity securities                                                -           (494,063)
     Proceeds from maturities and principal payments of
        available-for-sale securities                                                2,397,613            373,405
     Proceeds from maturities and principal payments of
        held-to-maturity securities                                                    758,582          1,265,355
     Net decrease in interest-bearing deposits in banks                                      -                  -
     Purchase of property and equipment                                               (103,757)           (53,883)
     Net decrease (increase) in loan portfolio                                      (1,384,594)           201,777
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  680,869            837,912
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                            (8,357,726)         5,448,737
     Net increase in other borrowed funds                                              388,746                  -
     Repayments of long term debt                                                      (12,500)           (12,500)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (7,981,480)         5,436,237
------------------------------------------------------------------------------------------------------------------------
Net increase(decrease) in cash and cash equivalents                                 (7,138,508)         6,564,090
Cash and cash equivalents, beginning of period                                      13,624,604         14,399,076
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $  6,486,096       $ 20,963,166
------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

     Interest paid                                                                $    538,013       $    510,773
     Income taxes paid                                                                       -                  -
------------------------------------------------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarter Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services: the ability of the Company to implement its business strategy; and changes in, or the failure to comply with, government regulations.

         Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likly to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The following discussion of the financial condition and results of operations of Tysons Financial Corporation (the "Company") should be read in conjunction with the Company's financial statements and 1996 annual report on form 10-KSB. Results reflect the operations of the Company and Tysons National Bank, the Company's wholly owned subsidiary ("the Bank") during the three months ended March 31, 1997 and 1996.

         Net income before taxes for the three months ended March 31, 1997 was $280,000 an increase of 46.6% over $191,000 for the same period of 1996. Net income for the first quarter of 1997 reached $180,000 which included tax expense of $100,000. Net income for the first quarter of 1996 of $278,000 included a tax benefit of $87,000 and reached $278,000. Earnings per share for the three month period ended March 31, 1997 was $0.16 as compared to $0.44 over the same period of 1996. Return on average assets was 0.88% for the first quarter of 1997 and 1.57% for the same period of 1996. Return on average equity was 8.72% for the first quarter of 1997 as compared to 26.00% for the same period in 1997. Equity to average assets was 10.07% for the first quarter of 1997 and 6.24% for the same period in 1996.

         As of March 31, 1997 the Company's total assets were $79,880,000 as compared to $87,837,000 as of December 31, 1996 which represented a decrease of 9.1%. The 1997 first quarter's decline in assets of $7,957,000 was primarily due to a temporary decrease in certain escrow account balances. The Bank's overall asset size and customer base, both individual and business, increased significantly during 1996. Although there was a decrease in total assets of 9.1%, average assets only decreased by 1.3% for the first quarter of 1997.

         Total loans, net of allowance for loan losses, at March 31, 1997 were $58,387,000 as compared to $56,983,000 at December 31, 1996, which represented an increase of $1,404,000 or 2.5%. Changes in the balances of total loans from December 31, 1996 to March 31, 1997 were increases in commercial real estate of $974,000, and consumer loans of $553,000 with smaller increases in real estate residential and commercial loans. Real estate construction loans decreased $826,000 for the first quarter of 1997. The composition of the loan portfolio as of March 31, 1997 and December 31, 1996 is presented below.

Table 1:  Composition of Loan Portfolio

                                                        March 31, 1997                 December   31, 1996
                                                        --------------                 -------------------
             ($ in thousands)                                         % of                             % of
Loan Category                                         Amount         Total             Amount         Total
-------------                                         --------       -----             --------       -----
Commercial                                             $17,467        29.5              $17,308        30.0
Real estate-construction                                 3,428         5.8                4,255         7.4
Real estate-residential                                 13,474        22.8               12,933        22.4
Real estate-Commercial                                  14,846        25.1               13,872        24.0
Consumer                                                 9,942        16.8                9,389        16.2
                                                 -------------------------------------------------------------
Gross loans                                             59,157       100.0               57,757       100.0

 Less:  unearned income                                   (63)                             (80)
                                                 -------------------------------------------------------------
                                                        59,094                           57,677
 Allowance for loan losses                               (707)                            (694)
                                                 -------------------------------------------------------------
Net loans                                              $58,387                          $56,983
                                                 -------------------------------------------------------------


         Average loans as a percentage of average total earning assets increased to 75.2% as of March 31, 1997, as compared to 67.9% as of December 31, 1996 due to the decrease in deposits and slight growth in loans. Table 2 below is a summary of the composition of earning assets as of March 31, 1997, as compared to December 31, 1996.

Table 2:  Summary of Earning Assets

                                                      March 31, 1997                   December 31, 1996
                                                   ---------------------             -------------------
       ($ dollars in thousands)                                     % of                              % of
Earning Assets                                       Amount        Total               Amount        Total
                                                   ---------       -----             ---------       -----
Federal funds sold                                    $2,221         3.1                $6,810         8.6
Interest bearing
   deposits in banks                                     100         0.1                   100         0.1
Investment securities
   Available-for-sale                                  9,532        12.9                11,041        13.9
   Held-to-maturity                                    2,969         4.0                 3,727         4.7
Loans, net of unearned                                59,095        79.9                57,677        72.7
                                                      ------        ----                ------        ----
   income

Total earning assets                                 $73,917       100.0               $79,355       100.0
                                                     -------       -----               -------       -----

         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and due from banks at March 31, 1997 totaled $6,486,000 compared to $13,625,000 at December 31, 1996, representing a decrease of $7,139,000, or 52.4%. Federal funds sold represented most of the decrease with cash and due from banks decreasing $2,549,000. The decrease was attributable to the expected decrease in certain escrow balances of the Bank's deposit base.

         Total deposits were $70,196,000 at March 31, 1997, down from $78,554,000 at December 31, 1996, representing a decrease of 10.6%. The decrease of $8,358,000 was primarily the result of decreased balances in certain customer escrow accounts. Non-interest bearing deposits decreased by $1,813,000 while interest-bearing deposit accounts decreased $6,545,000. Table 3 presents the composition of deposits on March 31, 1997 as compared to December 31, 1996.

Table 3:  Deposit Summary

                                                             March 31, 1997                   December 31, 1996
                                                             --------------                   -----------------
            ($ in thousands)                                              % of                               % of
                                                           Amount        Total               Amount         Total
                                                           ------        -----               ------         -----
Non-interest bearing demand                               $18,300         26.1              $20,113          25.6
NOW and Money Market                                       31,473         44.8               37,956          48.3
Savings                                                     2,318          3.3                2,439           3.1
Time, $100,000 and over                                     4,275          6.1                4,374           5.6
Time, under $100,000                                       13,830         19.7               13,672          17.4
                                                           ------         ----               ------          ----

Total deposits                                            $70,196        100.0              $78,554         100.0
                                                          -------        -----              -------         -----

         Results of  Operations  for the Three  Months  Ended March 31, 1997 and
         1996.

         Net income for the three months ended March 31, 1997 was $180,000, a $98,000 decrease from the $278,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $87,000 in the first quarter of 1996 to a tax expense of $100,000 in the same period of 1997. This increased tax expense of $187,000 was due to the net operating loss carryforward for the Company becoming fully recognized in the last quarter of 1996. Net income before taxes of $280,000 for the first quarter of 1997 as compared to $191,000 for the same period of 1996 represents a 46.6% increase. Net interest income for the quarter ended March 31, 1997 increased $222,000 or 24.9% over the same quarter of 1996. During the same time period non-interest income decreased $11,000 due to a reduction in overdraft and return check charges. In the first quarter of 1997 non-interest expenses increased only 79,000 or 10.1% over the same period of 1996 due to increased operational and facility costs of additional customers and the McLean branch which opened in September of 1996.

         In view of the loan growth for 1997 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $43,000 was made for loan losses in the first quarter of 1997. The allowance for loan losses at March 31, 1997 was 1.20% of outstanding loans.

                  Net income per share was $0.16 for the three month period ended March 31, 1997 compared to $0.44 per share for the same period of 1996. The decrease is due to the tax increase of $187,000 and increased number of shares outstanding. At March 31, 1996 there were 668,619 shares outstanding as compared to 1,071,119 at March 31, 1997. This increase in shares outstanding is primarily the result of the May 1996 stock offering.

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

         Net interest income was $1,662,000 for the first three months of 1997, a 16.5% increase from the $1,427,000 earned during the same period of 1996. Earning assets averaged $76,807,000 in the first quarter of 1997, a 17.0% increase as compared to $65,631,000 in the first quarter of 1996. The increase in net interest income is due to the growth of the loan portfolio, and an increase in the volume of investment securities. Average loans as a percentage of total average earning assets increased to 75.2% in the first quarter of 1997 as compared with 66.4% in the same period of 1996. Total average investment securities as a percent of total average earning assets increased slightly for the first quarter of 1997; representing 18.9% as compared to 15.3% in 1996. Average federal funds sold in the three months ended March 31, 1997 decreased to 5.3% of total average earning assets from 18.3% in the comparable period in 1996. The decrease in federal funds sold was partially due to the lower amount of volatile deposits at March 31, 1997 as compared to March 31, 1996. Federal funds sold are used to maintain liquidity for the volatile deposits as well as other liquidity needs. The overall increase in average earning assets increased net interest income for the Company in the first quarter of 1997.

         Interest income on loans of $1,362,000 for the three months ended March 31, 1997 represented an increase of $258,000, or 23.4% from $1,104,000 for the same period of 1996, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $57,785,000 for the quarter ended March 31, 1997 from $43,589,000 for the same period of 1996. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, increased to 4.81% in the first quarter of 1997 from 4.52% in the same period of 1996. The higher net interest spread was attributable to the increase in loans as a percentage of earning assets from 66.4% for the three months ended March 31, 1996 as compared to 75.2% for the same period of 1997. As balances were moved from lower yielding federal funds sold to loans, the yield on earning assets increased.

         Non-Interest Income

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.

         Non-interest income in the three months of 1997 was $69,000, an decrease of $11,000, or 13.8%, from $80,000 for the same period of 1996. The decrease was primarily due to lower overdraft and return check activity. Deposit service charges accounted for 60.3% and 63.0% of total non-interest income for the three months ended March 31, 1997 and 1996, respectively.

         Non-Interest Expense

         Non-interest expense totaled $861,000 for the three month period ended March 31, 1997, as compared to $782,000 for the same period of 1996; representing an increase of $79,000, or 10.1%. Although total non-interest expense increased during the first quarter of 1997, non-interest expense as a percentage of average total assets decreased to 1.0% in the first three months of 1997 as compared to 1.1% for the same period in 1996.

         Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 48.0% of total non-interest expenses for the first quarter of 1997 and 50.0% in for the same period of 1996. Salaries and employee benefits increased by $23,000, or 5.9%, for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. The increase was mainly attributable to increased staffing as a result of the addition of the McLean branch.

         Operations expense increased $32,000, or 25.8%, from the first quarter of 1996 as compared to the first quarter of 1997 primarily due to increased data processing, ATM charges, and supply costs. All of the increases are volume driven.

         Occupancy and equipment expenses increased by $31,000, or 34.2%. The increase was due to the addition of the McLean Branch rent expense and additional equipment purchases and upgrades necessary to service the Bank's customer base.

         Administrative expense decreased by $7,000 or 3.7% primarily due to decreased FDIC insurance. The FDIC insurance rate decreased once the Bank became "well capitalized" in June 1996. FDIC insurance for the first quarter of 1997 wa $3,000 as compared to $12,000 for the same period of 1996.

         New Accounting Standards

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company's financial condition or reported earings per share.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management does not expect that the adoption of SFAS 129 will have a material impact on the Company's financial condition or reported capital structure.

         Income Taxes

         The Company recognized a net income tax expense of $100,000 in the first quarter of 1997, as compared to an income tax benefit of $87,000 in the same period of 1996. The net operating loss carryforward related to the start-up of the Company became completely utilized for accounting purposes in the last quarter of 1996. This accounted for $187,000 of the $98,000 change in net income from March 31, 1996 to March 31, 1997. Net income before taxes increased by $89,000 for the first quarter periods of 1997 and 1996.

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of March 31, 1997, the Company had loans for $75,000 in non-accrual loans as compared to $182,000 as of December 31, 1996 and $309,000 as of March 31, 1996.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the first quarter of 1997 of $43,000 as compared to zero in the first quarter of 1996. The Bank's total loan balances increased with no decreases in the loan quality and therefore management determined the above provision was appropriate.

         As of March 31, 1997 the allowance for loan losses was 1.20% of outstanding loans, which remanined unchanged from December 31, 1996. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of March 31 1997 consisted of loans for $75,000. The non-performing loans were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $309,000 in non-performing loans as of March 31, 1996.

         The Company had impaired loans with an unpaid principal balance of $61,000 at March 31, 1997. These loans are on nonaccrual and have related impairment reserves of $3,000 which represents 100% of the principal balance less the Small Business Administration guarantee applicable to them.

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

         Capital Resources

         Stockholders' equity was $8,401,000 as of March 31, 1997 as compared to $8,265,000 as of December 31, 1996. The $136,000 increase, or 1.6%, was primarily the result of net income of $180,000. The remaining change in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan and a $61,000 reduction in the unrealized gain on investment securities available-for-sale. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of March 31, 1997 and December 31, 1996. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

         At March 31, 1997 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $4,561,000 which represents 6.2% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased. In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 1997 the Bank had $268,000 in letters of credit and $16,785,000 in unfunded loan commitments.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 32.4% of average deposits for the first quarter of 1997, as compared to 39.6% for the same period of 1996. Average loans were 78.2% of average deposits for the first quarter of 1997, as compared to 66.6% for the first quarter of 1996. Average deposits were 96.2% of average earning assets for the three months ended March 31, 1997 as opposed to 100.5% for the same period of 1996.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $9,533,000 and $5,051,000 as of March 31, 1997 and 1996, respectively.


                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits required by Item 601 Regulation S-K:

         Exhibit 11:       Computation of Per Share Earnings

         Exhibit 27:       Financial Data Schedule

B.       Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TYSONS FINANCIAL CORPORATION
                             ____________________________
                                    (Registrant)


                             BY: /s/Terrie G. Spiro
                                 _________________________
                                 Terrie G. Spiro, President, Principal Executive Officer, and Director


                             BY: /s/Janet A. Valentine
                                 _________________________
                                 Janet A. Valentine, Principal Financial and
                                 Accounting  Officer
Date:  May 14, 1997