Form 10QSB
period 1997-06-30
TYSONS FINANCIAL CORP
filed 1997-08-14
CIK 859632

CONFORMED COPY

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997
                          OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-28122

                          TYSONS FINANCIAL CORPORATION

                 (Name of small business issuer in its charter)

         Virginia                                         54-1527945
--------------------------                  ------------------------------------
(State or Other Juris-                      (I.R.S. Employer Identification No.)
 diction of Incorporation)

8200 Greensboro Drive Suite 100
McLean, Virginia                                         22102
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code:      (703) 556-0015

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

                                    Yes   X          No
                                        -----           -----
As of June 30, 1997, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding.
Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page(s)
                                                                                              -------
Consolidated Statements of Financial Condition as of June 30, 1997 and December 31, 1996         2

Consolidated Statements of Operations for  the three and six month periods
         ended June 30, 1997 and 1996                                                            3

Consolidated Statements of Cash Flows for  the six months ended June 30, 1997 and 1996           4

Note to Consolidated Financial Statements                                                        5

         The unaudited consolidated financial statements as of and for the six and three months ended June 30, 1997 and June 30, 1996 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the 10-K. The realties of operations for the six and three months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997 or any future periods.

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                                                      (unaudited)
                                                                                        June 30,          December 31,
 Assets                                                                                   1997                1996
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $  5,799,621         $ 6,814,233
Federal funds sold                                                                       6,973,200           6,810,371
Interest-bearing deposits in other banks                                                   100,000             100,000
Investment securities available-for-sale, at fair value                                  7,906,067          11,040,897
Investment securities held-to-maturity, at cost, fair value
     of $2,710,898 in 1997 and $3,734,415 in 1996                                        2,813,862           3,726,535
Loans, net                                                                              60,270,347          56,982,848
Property and equipment, net                                                                615,851             499,977
Premium paid for deposits acquired                                                         916,199             982,067
Accrued interest receivable and other assets                                               813,840             879,782
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $86,208,987         $87,836,710
======================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
        Noninterest-bearing demand                                                     $19,593,801         $20,113,231
        NOW and money market accounts                                                   27,341,985          37,956,032
        Savings                                                                          2,279,827           2,438,259
        Certificates of deposit, under $100,000                                         17,569,862          13,672,085
        Certificates of deposit, $100,000 and over                                       7,063,222           4,374,231
----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                     73,848,697          78,553,838

     Accrued interest payable and other liabilities                                        515,056             642,787
     Federal funds purchased and repurchase agreements                                   2,918,718                   -
     Long-term debt                                                                        350,000             375,000
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       77,632,471          79,571,625
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, par value $5; 10,000,000 shares authorized;
        1,071,119 shares issued and outstanding June 30, 1997
        1,071,119 shares issued and outstanding in December 31, 1996                     5,355,595           5,355,595
     Additional paid-in capital                                                          4,044,491           4,035,209
     ESOP Trust, 40,021 shares in 1997 and 42,878 shares                                  (350,000)           (375,000)
        in 1996
     Accumulated deficit                                                                  (473,947)           (802,960)
     Unrealized gain on investment securities available-for-sale                               377              52,241
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                               8,576,516           8,265,085
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                             $86,208,987         $87,836,710
======================================================================================================================

                                       2

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

                                                             Six months     Six months      Three months    Three months
                                                               ended          ended            ended            ended
 (Unaudited)                                                  June 30,       June 30,         June 30,         June 30,
                                                               1997            1996             1997             1996
------------------------------------------------------------------------------------------------------------------------
 Interest Income:
     Loans                                                  $2,802,766      $2,267,953       $1,440,915       $1,163,934
     Investment securities:
          Available-for-sale                                   333,008         181,427          143,118           95,688
          Held-to-maturity                                      84,219         139,625           41,897           65,264
     Federal funds sold                                         85,070         327,467           18,661          166,617
     Deposits in other banks                                     2,888           3,072            1,479            1,485
-------------------------------------------------------------------------------------------------------------------------
 Total interest income                                       3,307,951       2,919,544        1,646,070        1,492,988
-------------------------------------------------------------------------------------------------------------------------

 Interest expense:
     Interest on deposits:
          NOW and money market accounts                        500,889         449,848          233,450          224,849
          Savings accounts                                      34,892          46,311           17,982           23,002
          Certificates of deposit, under $100,000              394,000         448,332          206,448          226,628
          Certificates of deposit, $100,000 and over           124,725          95,174           64,066           42,288
     Interest on short-term borrowings                          29,023             443           24,020              433
     Interest on long-term debt                                 18,919          21,444            9,416           10,569
-------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                      1,102,448       1,061,552          555,382          527,779
-------------------------------------------------------------------------------------------------------------------------

 Net interest income                                         2,205,503       1,857,992        1,090,688          965,209

 Provision for loan losses                                      70,835          52,060           28,334           52,060
-------------------------------------------------------------------------------------------------------------------------

 Net interest income after provision for loan losses         2,134,668       1,805,932        1,062,354          913,149

 Non-interest income:
     Service charge income                                      81,896          92,473           40,122           41,726
     Other income                                               55,310          64,809           27,771           35,057
-------------------------------------------------------------------------------------------------------------------------
 Total non-interest income                                     137,206         157,282           67,893           76,783
-------------------------------------------------------------------------------------------------------------------------

 Non-interest expense:
     Salaries and employee benefits                            843,023         787,709          429,554          396,912
     Occupancy, equipment and depreciation                     256,527         191,243          135,721          101,193
     Operations expense                                        307,201         246,962          151,294          123,214
     Administration expense                                    354,310         368,373          183,243          190,622
-------------------------------------------------------------------------------------------------------------------------
 Total non-interest expense                                  1,761,061       1,594,287          899,812          811,941
-------------------------------------------------------------------------------------------------------------------------
 Net income before income taxes                                510,813         368,927          230,435          177,991
 Income tax expense (benefit)                                  181,800        (172,000)          81,400          (85,000)
-------------------------------------------------------------------------------------------------------------------------
 Net income                                                 $  329,013      $  540,927       $  149,035       $  262,991
-------------------------------------------------------------------------------------------------------------------------

 Net income per weighted average share                      $     0.30            0.78       $     0.14       $     0.34
 Weighted average shares outstanding                         1,094,437         689,144        1,093,343          770,503
  Net income per fully diluted weighted average share       $     0.29            0.78       $     0.13       $     0.34
  Fully diluted weighted average shares outstanding          1,137,377         689,144        1,138,091          770,503

                                       3

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows

(Unaudited)                                                                         Six months         Six months
                                                                                       ended             ended
----------------------------------------------------------------------------------------------------------------------
                                                                                   June 30, 1997     June 30, 1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                        $   329,013        $   540,927
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                         144,813            117,583
     Provision for loan losses                                                              70,835             52,060
     Income tax benefit                                                                          -           (172,000)
     Compensation expense for ESOP Trust                                                    34,282             25,000
     Decrease (increase) in accrued interest receivable and other assets                    65,942            (67,317)
     (Decrease) increase in accrued interest payable and other liabilities                (127,730)            44,095
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  517,155            540,348
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of available-for-sale securities                                         (1,236,525)        (4,464,904)
     Purchases of held-to-maturity securities                                                    -           (995,000)
     Proceeds from maturities and principal payments of
        available-for-sale securities                                                    4,296,546            899,382
     Proceeds from maturities and principal payments of
        held-to-maturity securities                                                        894,829          2,025,639
     Purchase of property and equipment                                                   (184,658)          (104,625)
     Net increase in loan portfolio                                                     (3,327,709)        (7,065,218)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      442,484         (9,704,726)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                                                    -          3,012,034
     Net (decrease) increase in deposits                                                (4,705,141)         7,498,413
     Net increase in other borrowed funds                                                2,918,718                  -
     Repayments of long term debt                                                          (25,000)           (25,000)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     (1,811,423)        10,485,447
----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (851,784)         1,321,069
Cash and cash equivalents, beginning of period                                          13,624,604         14,399,076
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $12,772,820        $15,720,145
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Interest paid                                                                     $   538,013        $ 1,048,922
     Income taxes paid                                                                           -                  -
----------------------------------------------------------------------------------------------------------------------

                                       4

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(1) RECENT DEVELOPMENT

         On July 25, 1997, the Company entered into an agreement and plan of merger with MainStreet BankGroup Incorporated ("MainStreet") pursuant to which all of the outstanding stock of the Company will be converted into the right to receive common stock of MainStreet at the exchange ratio provided for in the agreement and plan of merger. The consummation of the merger is subject to regulatory and shareholder approval and the satisfaction of various other customary conditions to closing. Upon consummation of the merger, the Company will continue as a wholly owned subsidiary of MainStreet.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services: the ability of the Company to implement its business strategy; and changes in, or the failure to comply with, government regulations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The following discussion of the financial condition and results of operations of Tysons Financial Corporation (the "Company") should be read in conjunction with the Company's financial statements and 1996 annual report on form 10-KSB. Results reflect the operations of the Company and Tysons National Bank, the Company's wholly owned subsidiary ("the Bank") during the six and three month periods ended June 30, 1997 and 1996.

         Net income before taxes for the six months ended June 30, 1997 was $511,000, an increase of 38.5% over $369,000 for the same period of 1996. Net income for the first half of 1997 reached $329,000 which included tax expense of $182,000. Net income for the first half of 1996 included a tax benefit of $172,000 and reached $541,000. Earnings per share for the six month period ended June 30, 1997 was $0.30 as compared to $0.78 over the same period of 1996. Return on average assets was 0.82% for the first six months of 1997 and 1.49% for the same period of 1996. Return on average equity was 7.85% for the first six months of 1997 as compared to 21.34% for the same period in 1997. Equity to average assets was 10.56% for the first six months of 1997 and 10.60% for the same period in 1996.

         As of June 30, 1997 the Company's total assets were $86,209,000 as compared to $87,837,000 as of December 31, 1996 which represented a decrease of 1.9%. The decline in assets of $1,628,000 was primarily due to a decrease in certain escrow account balances in the first quarter and the subsequent second quarter growth in deposits needed to replace the first quarter lower balances.

         Total loans, net of allowance for loan losses, at June 30, 1997 were $60,270,000 as compared to $56,983,000 at December 31, 1996, which represented an increase of $3,287,000 or 5.8%. Changes in the balances of total loans from December 31, 1996 to June 30, 1997 were comprised of increases in commercial real estate of $1,538,000, residential real estate of $1,161,000 and consumer loans of $983,000 with a smaller increase in commercial loans. Real estate construction loans decreased $749,000 for the first six months of 1997. The composition of the loan portfolio as of June 30, 1997 and December 31, 1996 is presented below.

Table 1:  Composition of Loan Portfolio

                                                            June 30, 1997                          December 31, 1996
                                                          --------------------                   --------------------
             ($ in thousands)                                             % of                                   % of
Loan Category                                             Amount         Total                   Amount         Total
-------------                                             --------       -----                   --------       -----
Commercial                                                 $17,697        29.0                    $17,308        30.0
Real estate-construction                                     3,506         5.7                      4,254         7.4
Real estate-residential                                     14,094        23.1                     12,933        22.4
Real estate-Commercial                                      15,410        25.2                     13,872        24.0
Consumer                                                    10,372        17.0                      9,390        16.2
                                                            ------        ----                      -----        ----

Gross loans                                                 61,079       100.0                     57,757       100.0

 Less:  unearned income                                        (75)                                   (80)
                                                               ----                                   ----

                                                            61,004                                 57,677
 Allowance for loan losses                                    (734)                                  (694)
                                                              -----                                  -----

Net loans                                                  $60,270                                $56,983
                                                           -------                                -------

         Gross loans at June 30, 1997 totaled $61,079,000 for an increase of 5.75% over the December 31, 1996 balance of $57,757,000. The increases were in all types of loans except for real estate construction loans which decreased $748,000. Average loans as a percentage of average total earning assets increased to 79.0% as of June 30, 1997, as compared to 67.6% as of December 31, 1996 due to the decrease in deposits and growth in loans. Table 2 below is a summary of the composition of earning assets as of June 30, 1997, as compared to December 31, 1996.

Table 2:  Summary of Earning Assets

                                                          June 30, 1997                          December 31, 1996
                                                       ---------------------                   ---------------------
           ($ in thousands)                                             % of                                    % of
Earning Assets                                          Amount         Total                    Amount         Total
                                                       ---------       -----                   ---------       -----
Federal funds sold                                        $6,973         8.9                      $6,810         8.6
Interest bearing
   deposits in banks                                         100         0.1                         100         0.1
Investment securities
   Available-for-sale                                      7,906        10.1                      11,041        13.9
   Held-to-maturity                                        2,814         3.6                       3,727         4.7
Loans, net of unearned
   income                                                 60,270        77.3                      57,677        72.7
                                                          ------        ----                      ------        ----

Total earning assets                                     $78,063       100.0                     $79,355       100.0
                                                         -------       -----                     -------       -----

         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Federal funds sold and cash and due from banks at June 30, 1997 totaled $12,773,000 compared to $13,625,000 at December 31, 1996, representing a decrease of $852,000, or 6.3%. Federal funds sold increased $163,000 while cash and due from banks decreased $1,015,000.

         Total deposits were $73,849,000 at June 30, 1997, down from $78,554,000 at December 31, 1996, representing a decrease of 6.0%. The decrease of $4,705,000 was primarily the result of decreased balances in certain customer escrow accounts. Non-interest bearing deposits decreased by $519,000 while interest-bearing deposit accounts decreased $4,186,000. Table 3 presents the composition of deposits on June 30, 1997 as compared to December 31, 1996.

Table 3:  Deposit Summary

                                                             June 30, 1997                         December 31, 1996
                                                         --------------------                    --------------------
            ($ in thousands)                                            % of                                    % of
                                                         Amount         Total                    Amount         Total
                                                         --------       -----                    -------        -----
Non-interest bearing demand                              $19,594         26.5                    $20,113         25.6
NOW and Money Market                                      27,342         37.0                     37,956         48.3
Savings                                                    2,280          3.1                      2,439          3.1
Time, $100,000 and over                                    7,063          9.6                      4,374          5.6
Time, under $100,000                                      17,570         23.8                     13,672         17.4
                                                          ------         ----                     ------         ----

Total deposits                                           $73,849        100.0                    $78,554        100.0
                                                         -------        -----                    -------        -----

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

        Net income for the three months ended June 30, 1997 was $149,000, a $114,000 decrease from the $263,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $85,000 in the second quarter of 1996 to a tax expense of $81,000 in the same period of 1997. This increased tax expense of $166,000 was due to the net operating loss carryforward for the Company becoming fully recognized in the last quarter of 1996. Net income before taxes of $230,000 for the second quarter of 1997 as compared to $178,000 for the same period of 1996 represents a 29.2% increase. Net interest income for the quarter ended June 30, 1997 increased $126,000 or 13.1% over the same quarter of 1996 due to increased volume of loans. During the same time period non-interest income decreased $9,000 due to a reduction in overdraft and return check charges. In the second quarter of 1997 non-interest expenses increased by $88,000 or 10.8% over the same period of 1996 due to increased operational and facility costs of additional customers and the McLean branch which opened in September of 1996.

         In view of the loan growth for 1997 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $28,000 was made for loan losses in the second quarter of 1997. The allowance for loan losses at June 30, 1997 was 1.20% of outstanding loans.

                  Net income per share was $0.14 for the three month period ended June 30, 1997 compared to $0.34 per share for the same period of 1996. The decrease is due to the tax expense increase of $166,000 and increased number of weighted average shares outstanding. At June 30, 1996 there were 770,503 weighted average shares outstanding as compared to 1,093,343 at June 30, 1997. This increase in shares outstanding is primarily the result of the June 1996 stock offering.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

         The Company's net income for the six months ended June 30, 1997 was $329,000, a $212,000 decrease from the $541,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $172,000 in the first six months of 1996 to a tax expense of $182,000 in the same period of 1997. This increased tax expense of $354,000 was due to the net operating loss carryforward for the Company becoming fully recognized in the last quarter of 1996. Net income before taxes of $511,000 for the first six months of 1997 as compared to $369,000 for the same period of 1996 represents a 38.5% increase. Net interest income for the six month period ended June 30, 1997 increased $348,000 or 18.7% over the same period of 1996 due to the increased volume of loans. During the same time period non-interest income decreased $20,000 due to a reduction in overdraft and return check charges. In the first six months of 1997 non-interest expenses increased $167,000 or 10.5% over the same period of 1996 due to increased operational and facility costs of additional customers and the

McLean branch which opened in September of 1996.

         In view of the loan growth for 1997 and the fact that there was no deterioration in the Bank's loan portfolio, a provision of $71,000 was made for loan losses in the first six months of 1997. The allowance for loan losses at June 30, 1997 was 1.20% of outstanding loans.

         Net income per share was $0.30 for the six month period ended June 30, 1997 compared to $0.78 per share for the same period of 1996. The decrease is due to the tax increase of $354,000 and increased number of weighted average shares outstanding. At June 30, 1996 there were 689,144 weighted average shares outstanding as compared to 1,094,437 at June 30, 1997. This increase in shares outstanding is primarily the result of the June 1996 stock offering.

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

         Net interest income was $2,206,000 for the six month period ended June 30, 1997, a 18.7% increase from the $1,858,000 earned during the same period of 1996. Earning assets averaged $74,822,000 in the first six months of 1997, a 11.6% increase as compared to $67,074,000 in the same quarter of 1996. The increase in net interest income is due to the growth of the loan portfolio. Average loans as a percentage of total average earning assets increased to 79.0% in the second half of 1997 as compared with 67.6% in the same period of 1996. Total average investment securities as a percent of total average earning assets increased slightly for the six month period ended June 30, 1997; representing 17.3% as compared to 15.0% in 1996. Average federal funds sold in the six months ended June 30, 1997 decreased to 3.7% of total average earning assets from 18.3% in the comparable period in 1996. The decrease in federal funds sold was primarily due to the lower amount of volatile deposits at June 30, 1997 as compared to June 30, 1996. Federal funds sold are used to maintain liquidity for the volatile deposits as well as other liquidity needs. The overall increase in average earning assets increased net interest income for the Company in the second quarter of 1997.

         Interest income on loans of $2,803,000 for the six months ended June 30, 1997 represented an increase of $535,000, or 23.6% from $2,268,000 for the same period of 1996, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $59,136,000 for the six months ended June 30, 1997 from $44,716,000 for the same period of 1996. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, increased to 4.79% in the first half of 1997 from 4.57% in the same period of 1996. The higher net interest spread was attributable to the increase in loans as a percentage of earning assets from 67.6% for the six months ended June 30, 1996 as compared to 79.0% for the same period of 1997. As balances were moved from lower yielding federal funds sold to loans, the yield on earning assets increased.

         NON-INTEREST INCOME

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.

         Non-interest income in the six months of 1997 was $137,000, an decrease of $20,000, or 12.7%, from $157,000 for the same period of 1996. The decrease was primarily due to lower overdraft and return check activity. Deposit service charges accounted for 59.7% and 58.8% of total non-interest income for the six months ended June 30, 1997 and 1996, respectively.

         NON-INTEREST EXPENSE

         Non-interest expense totaled $1,761,000 for the six month period ended June 30, 1997, as compared to $1,594,000 for the same period of 1996; representing an increase of $167,000, or 10.5%. Although total non-interest expense increased during the first half of 1997, non-interest expense as a percentage of average total assets remained at 2.2% for the six month periods ended June 30, 1997 and 1996.

         Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 47.9% of total non-interest expenses for the first half of 1997 and 49.4% in for the same period of 1996. Salaries and employee benefits increased by $55,000, or 7.0%, for the six month period ended June 30, 1997 as compared to the same period of 1996. The increase was mainly attributable to increased staffing as a result of the addition of the McLean branch.

         Operations expense increased $60,000, or 24.3%, from the first half of 1996 as compared to the first half of 1997 primarily due to increased data processing, ATM charges, and supply costs. All of the increases are volume driven.

         Occupancy and equipment expenses increased by $66,000, or 34.6%. The increase was due to the addition of the McLean Branch rent expense and additional equipment purchases and upgrades necessary to service the Bank's customer base.

         Administrative expense decreased by $14,000 or 3.8% primarily due to decreased FDIC insurance. The FDIC insurance rate decreased once the Bank became "well capitalized" in June 1996. FDIC insurance for the first half of 1997 was $5,000 as compared to $31,000 for the same period of 1996.

         INCOME TAXES

         The Company recognized a net income tax expense of $182,000 in the first half of 1997, as compared to an income tax benefit of $172,000 in the same period of 1996. The net operating loss carryforward related to the start-up of the Company became completely utilized for accounting purposes in the last quarter of 1996. This accounted for $354,000 of the $212,000 change in net income from June 30, 1996 to June 30, 1997. Net income before taxes increased by $142,000 for the six month period ended June 31, 1997 as compared to the same period of 1996.

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of June 30, 1997, the Company had loans for $81,000 in non-accrual loans as compared to $193,000 as of December 31, 1996 and $114,000 as of June 30, 1996.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the first half of 1997 of $71,000 as compared to $52,000 in the first half of 1996. The Bank's total loan balances increased with no decreases in the loan quality and therefore management determined the above provision was appropriate.

         As of June 30, 1997 the allowance for loan losses was 1.20% of outstanding loans, which remained unchanged from December 31, 1996. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of June 30, 1997 consisted of loans for $81,000. The non-performing loans were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $114,000 in non-performing loans as of June 30, 1996.

         The Company had impaired loans with an unpaid principal balance of $61,000 at June 30, 1997. These loans are on nonaccrual and have related impairment reserves of $3,000.

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

         CAPITAL RESOURCES

         Stockholders' equity was $8,577,000 as of June 30, 1997 as compared to $8,265,000 as of December 31, 1996. The $312,000 increase, or 3.8%, was primarily the result of net income of $329,000. The remaining change in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan and a $52,000 reduction in the unrealized gain on investment securities available-for-sale. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of June 30, 1997 and December 31, 1996. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

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

         At June 30, 1997 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $9,252,000 which represents 11.8% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased. In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 1997 the Bank had $341,000 in letters of credit and $13,322,000 in unfunded loan commitments.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 28.9% of average deposits for the first half of 1997, as compared to 39.5% for the same period of 1996. Average loans were 83.6% of average deposits for the first half of 1997, as compared to 67.0% for the first half of 1996. Average deposits were 94.5% of average earning assets for the six months ended June 30, 1997 as opposed to 99.5% for the same period of 1996.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $7,906,000 and $8,517,000 as of June 30, 1997 and 1996, respectively.

         NEW ACCOUNTING STANDARDS

         During 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997.

         During June of 1997, the FASB issued Statements of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about statements for periods beginning after December 15, 1997.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on June 11, 1997. The following directors of the Company were re-elected at the meeting: J. Patrick Rowland, Richard Schwartz, and Terrie G. Spiro. The following chart indicates the number of votes for, against, and abstaining with respect to each individual elected.

Director                     For               Against           Abstaining
--------                     ---               -------           ----------
J. Patrick Rowland           792,378           20,000            0

Richard Schwartz             792,378           20,000            0

Terrie G. Spiro              812,378           0                 0

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

         In addition to the election of directors, the Company's stockholders voted at the annual meeting to ratify and approve the Company's independent public accountants. The accounting firm, KPMG Peat Marwick LLP, nominated by management received the following votes: For 788,078 , Against 3,300, and Abstaining 21,000.

ITEM 5.  OTHER INFORMATION

Recent Development

         On July 25, 1997, the Company entered into an agreement and plan of merger with MainStreet BankGroup Incorporated ("MainStreet") pursuant to which all of the outstanding stock of the Company will be converted into the right to receive common stock of MainStreet at the exchange ratio provided for in the agreement and plan of merger. The consummation of the merger is subject to regulatory and shareholder approval and the satisfaction of various other customary conditions to closing. Upon consummation of the merger, the Company will continue as a wholly owned subsidiary of MainStreet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits required by Item 601 Regulation S-B:

         Exhibit 11:       Computation of Per Share Earnings

         Exhibit 27:       Financial Data Schedule

         Exhibit 99:       Additional Exhibit

B.       Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TYSONS FINANCIAL CORPORATION
                                  ----------------------------
                                           (Registrant)

                                  BY: /s/Terrie G. Spiro    ,
                                      -----------------------
                                         Terrie G. Spiro, President, Principal
                                         Executive Officer, and Director

                                  BY: /s/Janet A. Valentine,
                                      ----------------------
                                         Janet A. Valentine, Principal Financial
                                         and Accounting  Officer
Date:  August 14, 1997