Form 10QSB
period 1997-09-30
TYSONS FINANCIAL CORP
filed 1997-11-13
CIK 859632

CONFORMED COPY
                                 --------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                           Commission File No. 0-28122

                          TYSONS FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

        Virginia                                         54-1527945
        --------                                         ----------
 (State or Other Juris-                     (I.R.S. Employer Identification No.)
diction of Incorporation)

   8200 Greensboro Drive Suite 100
          McLean, Virginia                                         22102
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number, including area code:      (703) 556-0015

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

                               Yes   X          No
                                    ---             ---

As of September 30, 1997, 1,071,119 shares of the registrant's common stock, par value $5.00 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes         No   X
                                                     ---        ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                          Page(s)
                                                                                                          -------

Consolidated Statements of Financial Condition as of September 30, 1997 and December 31, 1996               2

Consolidated Statements of Operations for  the nine and three month periods
         ended September 30, 1997 and 1996                                                                  3

Consolidated Statements of Cash Flows for  the nine months ended September 30, 1997 and 1996                4

Note to Consolidated Financial Statements                                                                   5


         The unaudited consolidated financial statements as of and for the nine and three months ended September 30, 1997 and September 30, 1996 have not been audited but, in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the 10-K. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997 or any future periods.

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                (unaudited)
                                                                                 September        December 31,
 Assets                                                                            1997               1996
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $ 7,102,156        $ 6,814,233
Federal funds sold                                                              12,863,118          6,810,371
Interest-bearing deposits in other banks                                           100,000            100,000
Investment securities available-for-sale, at fair value                         12,008,120         11,040,897
Investment securities held-to-maturity, at cost, fair value
     of $1,962,535 in 1997 and $3,734,415 in 1996                                1,955,272          3,726,535
Loans, net                                                                      61,396,300         56,982,848
Property and equipment, net                                                        732,437            499,977
Premium paid for deposits acquired                                                 883,265            982,067
Accrued interest receivable and other assets                                       961,817            879,782
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $98,002,485        $87,836,710
==============================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
     Deposits:
        Noninterest-bearing demand                                             $21,379,354        $20,113,231
        NOW and money market accounts                                           27,046,046         37,956,032
        Savings                                                                  1,909,616          2,438,259
        Certificates of deposit, under $100,000                                 22,036,565         13,672,085
        Certificates of deposit, $100,000 and over                              14,247,810          4,374,231
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                             86,619,391         78,553,838

     Accrued interest payable and other liabilities                                499,175            642,787
     Federal funds purchased and repurchase agreements                           1,797,367                  -
     Long-term debt                                                                337,500            375,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               89,253,433         79,571,625
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, par value $5; 10,000,000 shares authorized;
        1,071,119 shares issued and outstanding at June 30, 1997
        and December 31, 1996                                                    5,355,595          5,355,595
     Additional paid-in capital                                                  4,051,325          4,035,209
     ESOP Trust, 38,591 shares in 1997 and 42,878 shares                          (337,500)          (375,000)
        in 1996
     Accumulated deficit                                                          (342,759)          (802,960)
     Unrealized gain on investment securities available-for-sale                    22,391             52,241
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       8,749,052          8,265,085
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                     $98,002,485        $87,836,710
==============================================================================================================

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

                                                                        Nine months   Nine months  Three months   Three months
                                                                           ended         ended         ended          ended
(Unaudited)                                                            September 30, September 30, September 30,  September 30,
                                                                           1997          1996          1997             1996
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                $4,298,290    $3,553,777   $ 1,495,524    $  1,285,824
   Investment securities:
      Available-for-sale                                                   495,068       325,955       162,060         144,528
      Held-to-maturity                                                     118,397       204,661        34,178          65,036
   Federal funds sold                                                      234,493       501,043       149,423         173,576
   Deposits in other banks                                                   4,442         4,512         1,554           1,440
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                    5,150,690     4,589,948     1,842,739       1,670,404
------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Interest on deposits:
      NOW and money market accounts                                        724,745       739,311       223,856         289,463
      Savings accounts                                                      51,193        69,981        16,301          23,670
      Certificates of deposit, under $100,000                              723,046       663,146       329,046         214,814
      Certificates of deposit, $100,000 and over                           263,543       149,363       138,818          54,189
   Interest on short-term borrowings                                        49,054         1,856        20,031           1,413
   Interest on long-term debt                                               27,997        31,618         9,078          10,174
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                   1,839,578     1,655,275       737,130         593,723
------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                      3,311,112     2,934,673     1,105,609       1,076,681

Provision for loan losses                                                  103,102       125,060        32,267          73,000
------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                      3,208,010     2,809,613     1,073,342       1,003,681

Non-interest income:
  Service charge income                                                    129,505       140,748        47,609          48,275
  Other income                                                              75,617        75,319        20,307          10,510
------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                  205,122       216,067        67,916          58,785
------------------------------------------------------------------------------------------------------------------------------

Non-interest expense:
   Salaries and employee benefits                                        1,288,366     1,200,447       445,343         412,738
   Occupancy, equipment and depreciation                                   451,540       275,067       195,013        . 83,824
   Operations expense                                                      481,368       390,961       174,167         143,997
   Administration expense                                                  492,464       530,333       138,154         161,962
------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                               2,713,738     2,396,808       952,677         802,521
------------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                                             699,394       628,872       188,581         259,945
Income tax expense (benefit)                                               239,193      (202,823)       57,393         (30,823)
------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $  460,201    $  831,695    $  131,188      $  290,768
------------------------------------------------------------------------------------------------------------------------------
Net income per weighted average share                                   $     0.42          1.04    $     0.12      $     0.28
Weighted average shares outstanding                                      1,107,703       800,818     1,131,889       1,025,857
Net income per fully diluted weighted average share                     $     0.41          1.04    $     0.12      $     0.28
Fully diluted weighted average shares outstanding                        1,133,513       800,818     1,134,942       1,025,857

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows



                                                                                     Nine months             Nine months
(Unaudited)                                                                             ended                   ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30, 1997     September 30, 1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                      $   460,201           $    831,695
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                       223,416                177,914
     Provision for loan losses                                                           103,102                125,060
     Income tax benefit                                                                        -               (202,823)
     Compensation expense for ESOP Trust                                                  53,616                 37,500
     Increase in accrued interest receivable and other assets                            (82,035)              (335,194)
     (Decrease) increase in accrued interest payable and other liabilities              (143,612)                25,100
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                614,688                659,252
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of available-for-sale securities                                       (6,739,441)            (8,408,568)
     Purchases of held-to-maturity securities                                                  -               (995,000)
     Proceeds from maturities and principal payments of
        available-for-sale securities                                                  5,713,566              2,249,009
     Proceeds from maturities and principal payments of
        held-to-maturity securities                                                    1,757,658              2,354,723
     Purchase of property and equipment                                                 (344,972)              (147,376)
     Net increase in loan portfolio                                                   (4,486,249)            (8,188,617)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (4,099,438)           (13,135,829)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                                                  -              3,012,034
     Net increase in deposits                                                          8,065,553             22,270,474
     Net increase in other borrowed funds                                              1,797,367                      -
     Repayments of long term debt                                                        (37,500)               (37,500)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    9,825,420             25,245,008
----------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                   6,340,670             12,768,431
Cash and cash equivalents, beginning of period                                        13,624,604             14,399,076
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $19,965,274           $ 27,167,507
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

     Interest paid                                                                   $ 1,763,623           $  1,631,774
     Income taxes paid                                                               $    15,421           $        721
----------------------------------------------------------------------------------------------------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         OVERVIEW
         --------

         The following discussion of the financial condition and results of operations of Tysons Financial Corporation (the "Company") should be read in conjunction with the Company's financial statements and 1996 annual report on form 10-KSB. Results reflect the operations of the Company and Tysons National Bank, the Company's wholly owned subsidiary ("the Bank") during the nine and three month periods ended September 30, 1997 and 1996.

         Net income before taxes for the nine months ended September 30, 1997 was $699,000, an increase of 11.1% over $629,000 for the same period of 1996. Net income for the nine month period ended September 30, 1997 reached $460,000 which included tax expense of $239,000. Net income for the same period of 1996 was $832,000 which included a tax benefit of $203,000. Earnings per share for the nine month period ended September 30, 1997 was $0.42 as compared to $1.04 over the same period of 1996. Return on average assets was 0.73% for the nine month period ended September 30, 1997 and 1.44% for the same period of 1996. Return on average equity was 7.22% for the nine month period ended September 30, 1997 as compared to 18.18% for the same period in 1996. Equity to average assets was 10.34% for the first nine months of 1997 and 10.44% for the same period in 1996.

         As of September 30, 1997 the Company's total assets were $98,002,000 as compared to $87,837,000 as of December 31, 1996 which represented an increase of 11.6%. The increase in assets of $10,165,000 was primarily due to growth in certificates of deposit and other deposits resulting from a deposit promotion to increase customers.

         Total loans, net of allowance for loan losses, at September 30, 1997, were $61,396,000 as compared to $56,983,000 at December 31, 1996, which represented an increase of $4,413,000 or 7.7%. Changes in the balances of total loans from December 31, 1996 to September 30, 1997 were comprised of increases in commercial real estate of $2,701,000, residential real estate of $2,548,000, commercial loans of $1,269,000 and consumer loans of $747,000. Real estate construction loans decreased $2,793,000 for the first nine months of 1997. The composition of the loan portfolio as of September 30, 1997 and December 31, 1996 is presented below.

Table 1:  Composition of Loan Portfolio
---------------------------------------

                                                           September 30, 1997                     December 31, 1996
                                                          --------------------                   --------------------
             ($ in thousands)                                             % of                                   % of
Loan Category                                              Amount        Total                    Amount        Total
-------------                                             --------       -----                   --------       -----
Commercial                                                 $18,577        29.9                    $17,308        30.0
Real estate-construction                                     1,462         2.3                      4,255         7.4
Real estate-residential                                     15,481        24.9                     12,933        22.4
Real estate-Commercial                                      16,573        26.6                     13,872        24.0
Consumer                                                    10,136        16.3                      9,389        16.2
                                                           -------       -----                    -------       -----

Gross loans                                                 62,229       100.0                     57,757       100.0

 Less:  unearned income                                       (109)                                   (80)
                                                           -------                                -------
                                                            62,120                                 57,677
 Allowance for loan losses                                    (724)                                  (694)
                                                           -------                                  -----

Net loans                                                  $61,396                                $56,983
                                                           -------                                -------


         Gross loans at September 30, 1997 totaled $62,229,000 for an increase of 7.74% over the December 31, 1996 balance of $57,757,000. Average loans as a percentage of average total earning assets increased to 77.1% as of September 30, 1997, as compared to 66.6% as of December 31, 1996 due to the growth in loans. Table 2 below is a summary of the composition of earning assets as of September 30, 1997, as compared to December 31, 1996.

Table 2:  Summary of Earning Assets
-----------------------------------

                                                           September 30, 1997                    December 31, 1996
                                                         ---------------------                 ---------------------
             ($ in thousands)                                             % of                                  % of
Earning Assets                                             Amount        Total                   Amount        Total
                                                         ---------       -----                 ---------       -----
Federal funds sold                                         $12,863        14.4                    $6,810         8.6
Interest bearing
   deposits in banks                                           100         0.1                       100         0.1
Investment securities
   Available-for-sale                                       12,008        13.5                    11,041        13.9
   Held-to-maturity                                          1,956         2.2                     3,727         4.7
Loans, net of unearned income                               62,120        69.8                    57,677        72.7
                                                            ------        ----                    ------        ----

Total earning assets                                       $89,047       100.0                   $79,355       100.0
                                                           -------       -----                   -------       -----


         Federal funds sold and cash and due from banks represent the Company's cash and cash equivalents. Cash and cash equivalents at September 30, 1997 totaled $19,965,000 compared to $13,625,000 at December 31, 1996, representing an increase of $6,340,000, or 46.5%. Federal funds sold increased $6,053,000 while cash and due from banks increased $287,000. The increase in federal funds sold was primarily due to increased deposits of shorter term escrow funds that could not be invested in longer term investments.

         Total deposits were $86,619,000 at September 30, 1997, up from $78,554,000 at December 31, 1996, representing an increase of 10.3%. The increase of $8,065,000 was primarily the result of increased certificates of deposit resulting from a deposit promotion. Non-interest bearing deposits increased by $1,266,000 while interest-bearing deposit accounts increased $6,799,000. Table 3 presents the composition of deposits on September 30, 1997 as compared to December 31, 1996.

Table 3:  Deposit Summary
-------------------------

                                                            September 30, 1997                     December 31, 1996
                                                          ---------------------                  ---------------------
            ($ in thousands)                                              % of                                    % of
                                                          Amount          Total                   Amount         Total
                                                         --------         -----                  -------         -----
Non-interest bearing demand                               $21,379         24.7                   $20,113          25.6
NOW and Money Market                                       27,046         31.2                    37,956          48.3
Savings                                                     1,910          2.2                     2,439           3.1
Time, under $100,000                                       22,036         25.4                    13,672          17.4
Time,  $100,000 and over                                   14,248         16.5                     4,374           5.6
                                                          -------        -----                   -------         -----

Total deposits                                            $86,619        100.0                   $78,554         100.0
                                                          -------        -----                   -------         ----



         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
         -------------------------------------------------------------------
         AND 1996.
         ---------

         Net income for the three months ended September 30, 1997 was $131,000, a $160,000 decrease from the $291,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $31,000 in the third quarter of 1996 to a tax expense of $57,000 in the same period of 1997. This increased tax expense of $88,000 was due to the net operating loss carryforward for the Company becoming fully recognized in 1996. The third quarter of 1997 had additional rent expense over that of the same period of 1996 of $54,000 due to the addition of the McLean Branch in September of 1996, the Fairfax City Branch in July of 1997 and the operations facility for lending and lending support in July of 1997. Net interest income for the quarter ended September 30, 1997 increased $173,000 or 10.4% over the same quarter of 1996 due to increased volume of loans. During the same time period non-interest income increased $9,000 due to an increase in loan fee income. In the third quarter of 1997 non-interest expenses increased by $150,000 or 18.7% over the same period of 1996 due to increased operational and facility costs as a result of growth.

         A provision of $32,000 was made for loan losses in the third quarter of 1997. The allowance for loan losses at September 30, 1997 was 1.17% of outstanding loans.

                  Net income per share was $0.12 for the three month period ended September 30, 1997 compared to $0.28 per share for the same period of 1996. The decrease is due to the tax expense increase and the increased rent expense mentioned above to position the Bank for growth and greater customer service.

         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
         ------------------------------------------------------------------
         AND 1996.
         ---------

         The Company's net income for the nine months ended September 30, 1997 was $460,000, a $372,000 decrease from the $832,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $203,000 in the first nine months of 1996 to a tax expense of $239,000 in the same period of 1997. This increased tax expense of $442,000 was due to the Company's net operating loss carryforward becoming fully recognized in the last quarter of 1996. Net income before taxes of $699,000 for the first nine months of 1997 as compared to $629,000 for the same period of 1996 represents an 11.1% increase. Net interest income for the nine month period ended September 30, 1997 increased $376,000 or 12.8% over the same period of 1996 due to the increased volume of loans. During the same time period non-interest income decreased $11,000 due to a reduction in overdraft and returned check charges. In the first nine months of 1997, non-interest expenses increased $317,000 or 13.2% over the same period of 1996 due to increased operational and facility costs related to Company growth.

         A provision of $103,000 was made for loan losses in the first nine months of 1997 which primarily reflects loan portfolio growth. The allowance for loan losses at September 30, 1997 was 1.17% of outstanding loans.

         Net income per share was $0.42 for the nine month period ended September 30, 1997 compared to $1.04 per share for the same period of 1996. The decrease is due to the tax increase and increased number of weighted average shares outstanding. At September 30, 1996 there were 800,818 weighted average shares outstanding as compared to 1,107,703 at September 30, 1997. This increase in shares outstanding is primarily the result of the June

1996 stock offering.

         NET INTEREST INCOME/MARGINS
         ---------------------------

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

         Net interest income was $3,311,000 for the nine month period ended September 30, 1997, a 12.8% increase from the $2,935,000 earned during the same period of 1996. Earning assets averaged $77,998,000 in the first nine months of 1997, a 10.4% increase as compared to $70,630,000 in the same quarter of 1996. The increase in net interest income is due to the growth of the loan portfolio. Average loans as a percentage of total average earning assets increased to 77.1% in the third quarter of 1997 as compared with 66.6% in the same period of 1996. Total average investment securities as a percent of total average earning assets increased slightly for the nine month period ended September 30, 1997, representing 16.2% as compared to 15.7% in 1996. Average federal funds sold in the nine months ended September 30, 1997 decreased to 6.7% of total average earning assets from 17.7% in the comparable period in 1996. The decrease in federal funds sold was primarily due to the lower amount of volatile deposits at September 30, 1997 as compared to September 30, 1996. Federal funds sold are used to maintain liquidity for the volatile deposits as well as other liquidity needs. The overall increase in average earning assets increased net interest income for the Company in the nine months of 1997.

         Interest income on loans of $4,298,000 for the nine months ended September 30, 1997 represented an increase of $744,000, or 20.9% from $3,554,000 for the same period of 1996, constituting the largest dollar increase in interest income and reflecting an increase in the average balance of loans to $60,142,000 for the nine months ended September 30, 1997 from $47,072,000 for the same period of 1996. The net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, decreased to 4.52% in the first nine months of 1997 from 4.58% in the same period of 1996. The lower net interest spread was attributable to the increased cost of funds due to the mix of deposits shifting from lower cost moneymarket funds to higher cost certificates of deposit.

         NON-INTEREST INCOME
         -------------------

         Non-interest income consists of revenues generated from service charges on deposit accounts, as well as servicing fees on loans, wire transfer fees, official check fees, and collection fees.

         Non-interest income in the nine months of 1997 was $205,000, a decrease of $11,000, or 5.1%, from $216,000 for the same period of 1996. The decrease was primarily due to lower overdraft and returned check activity. Deposit service charges accounted for 63.1% and 65.1% of total non-interest income for the nine months ended September 30, 1997 and 1996, respectively.

         NON-INTEREST EXPENSE
         --------------------

         Non-interest expense totaled $2,714,000 for the nine month period ended September 30, 1997, as compared to $2,397,000 for the same period of 1996; representing an increase of $317,000, or 13.2%. Although total non-interest expense increased during the nine months of 1997, non-interest expense as a percentage of average total assets increased only 0.1% to 3.2% for the nine month period ended September 30, 1997 as compared to 3.1% for the same period of 1996.

         Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 47.5% of total non-interest expenses for the first nine months of 1997 and 50.1% in for the same period of 1996. Salaries and employee benefits increased by $88,000, or 7.3%, for the nine month period ended September 30, 1997 as compared to the same period of 1996. The increase was mainly attributable to increased staffing as a result of the addition of the McLean and Fairfax City branches.

         Operations expense increased $90,000, or 23.1%, from the first nine months of 1996 as compared to the same period of 1997 primarily due to increased data processing, ATM charges, and supply costs. All of the increases are volume driven.

         Occupancy and equipment expenses increased by $176,000, or 64.2%. The increase was due to the addition of the McLean Branch, Fairfax City Branch and lending facilities space and additional equipment purchases and upgrades necessary to service the Bank's customer base.

         Administrative expense decreased by $38,000 or 7.1% primarily due to decreased FDIC insurance. The FDIC insurance rate decreased once the Bank became "well capitalized" in June 1996. FDIC insurance for the first nine months of 1997 was $7,000 as compared to $36,000 for the same period of 1996. Consulting fees also decreased as some previously outsourced services were performed internally.

         INCOME TAXES
         ------------

         The Company recognized net income tax expense of $239,000 in the first nine months of 1997, as compared to an income tax benefit of $203,000 in the same period of 1996. The net operating loss carryforward related to the start-up of the Company was completely utilized for accounting purposes in the last quarter of 1996. This accounted for a $442,000 change in net income from September 30, 1996 to September 30, 1997. Net income before taxes increased by $70,000 for the nine month period ended September 30, 1997, as compared to the same period of 1996.

         LOAN QUALITY
         ------------

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

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention. As of September 30, 1997, the Company had loans for $58,000 in non-accrual loans as compared to $193,000 as of December 31, 1996 and $95,000 as of June 30, 1996.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The Company made a provision for loan losses for the first nine months of 1997 of $103,000 as compared to $125,000 in the same period of 1996. The provision for losses reflects growth in the portfolio.

         As of September 30, 1997 the allowance for loan losses was 1.17% of outstanding loans, which decreased slightly from the 1.20% at December 31, 1996. Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the loan loss allowance; and results of examinations by independent consultants. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure or assets repossessed and held for sale are included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of September 30, 1997 consisted of loans for $58,000 and other assets for $279,000. The non-performing loans were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $95,000 in non-performing loans and in other assets as of September 30, 1996.

         The Company had impaired loans with an unpaid principal balance of $58,000 at September 30, 1997. These loans are on nonaccrual and have related impairment reserves of $3,000.

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

         CAPITAL RESOURCES
         -----------------

         Stockholders' equity was $8,749,000 as of September 30, 1997 as compared to $8,265,000 as of December 31, 1996. The $484,000 increase, or 5.9%, was primarily the result of net income of $460,000. The remaining change in stockholders' equity was due to a payment on the long-term liability relating to the Employee Stock Ownership Plan and a $30,000 reduction in the unrealized gain on investment securities available-for-sale. No dividends have been declared by the Company since its inception. In addition, no stock warrants have been exercised and no options under the Stock Option Plan have been exercised.

         Under the Federal Reserve's capital regulations, for as long as the Company's assets are under $150 million, the Company's capital ratios are reviewed on a bank-only basis. The Bank exceeded its capital adequacy requirements as of September 30, 1997 and December 31, 1996. The Company continually monitors its capital adequacy ratios to assure that the Bank remains within the guidelines.

         LIQUIDITY AND INTEREST RATE SENSITIVITY
         ---------------------------------------

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

         At September 30, 1997 the Company had an asset sensitive gap (more assets than liabilities subject to repricing within the stated timeframe) of $8,685,000 which represents 9.8% of earning assets over a 30 day period. This suggests that if interest rates were to increase over this period, the net interest margin would improve, and if interest rates were to decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. Other sources of funds available to the Bank include short-term borrowings, primarily in the form of federal funds purchased. In the normal course of business, the Bank enters into various off balance sheet credit facilities with its customers, including commitments to extend credit at a future date and letters of credit. Since many of the commitments can be expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 1997 the Bank had $341,000 in letters of credit and $11,656,000 in unfunded loan commitments.

         Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and other short-term investments) were 30.3% of average deposits for the first nine months of 1997, as compared to 39.7% for the same period of 1996. Average loans were 81.6% of average deposits for the first nine months of 1997, as compared to 67.8% for the same period of 1996. Average deposits were 94.5% of average earning assets for the nine months ended September 30, 1997 as opposed to 98.5% for the same period of 1996.

         Securities maintained in the available-for-sale portfolio may be sold prior to maturity in order to provide the Company and the Bank with increased liquidity. Available-for-sale investment securities totaled $12,008,000 and $11,137,000 as of September 30, 1997 and 1996, respectively.

         NEW ACCOUNTING STANDARDS
         ------------------------

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TYSONS FINANCIAL CORPORATION
                            ----------------------------
                                    (Registrant)

                            BY: /s/Terrie G. Spiro,
                                ---------------------
                                Terrie G. Spiro, President, Principal Executive Officer, and Director

                            BY: /s/Janet A. Valentine,
                                ---------------------
                                Janet A. Valentine, Principal Financial and
                                Accounting  Officer
Date:  November 14, 1997