Form 10QSB/A
period 1997-09-30
TYSONS FINANCIAL CORP
filed 1997-11-14
CIK 859632

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

TYSONS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                (unaudited)
                                                                               September 30,      December 31,
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



         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
         -------------------------------------------------------------------
         AND 1996.
         ---------

         Net income for the three months ended September 30, 1997 was $131,000, a $160,000 decrease from the $291,000 net income for the same quarter of 1996. The primary reason for the decrease was the change from a tax benefit of $31,000 in the third quarter of 1996 to a tax expense of $57,000 in the same period of 1997. This increased tax expense of $88,000 was due to the net operating loss carryforward for the Company becoming fully recognized in 1996. The third quarter of 1997 had additional rent expense over that of the same period of 1996 of $54,000 due to the addition of the McLean Branch in September of 1996, the Fairfax City Branch in July of 1997 and the operations facility for lending and lending support in July of 1997. Net interest income for the quarter ended September 30, 1997 increased $29,000 or 2.7% over the same quarter of 1996 due to increased volume of loans. This increase was partially offset by higher interest rates on deposits to fund the loans due to a change in the mix of deposits. During the same time period non-interest income increased $9,000 due to an increase in loan fee income. In the third quarter of 1997 non-interest expenses increased by $150,000 or 18.7% over the same period of 1996 due to increased operational and facility costs as a result of growth.


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


         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure or assets repossessed and held for sale are included with non-performing loans, such category is reported as non-performing assets. Non-performing assets as of September 30, 1997 consisted of loans for $58,000 and other assets for $279,000. The increase in nonperforming assets was comprised of $144,000 in repossessed autos and $135,000 in other receivables. The other receivables were collected subsequent to September 30, 1997. The non-performing loans were classified for regulatory purposes as substandard, and as such, management had allocated a portion of its allowance for possible loan losses for future potential loss. There were $95,000 in non-performing loans and in other assets as of September 30, 1996.


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